Form 10-K405
ALAMCO INC
filed 1995-03-29
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549
                           --------------------------

                                    FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      FOR THE TRANSACTION PERIOD FROM                   TO
                                      ---------------       --------------
                         Commission File Number:  1-8490

                                  ALAMCO, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                   55-0615701
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

200 West Main Street, Clarksburg, WV                    26301
(Address of principal executive                      (Zip Code)
 offices)

Registrant's telephone number, including area code   (304) 623-6671
           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
            Title of each class                 on which registered
      -----------------------------             ----------------------
Common Stock - Par Value $.10 per share         American Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                ------      ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock on the American Stock Exchange as of March 1, 1995, is set forth below:

                                              Aggregate Market Value of the
                                              Registrant's Voting Stock Held By
              Class of Stock                  Non-Affiliates
      ---------------------------------       ---------------------------------
      Common Stock, $.10 par value                         $27,587,919

      The number of shares outstanding of each of the registrant's Common Stock as of March 1, 1995 is 4,660,064 shares.


               --------------------------------------------------

                                  Page 1 of 64

                       Index to Exhibits begins on page 58

DOCUMENTS INCORPORATED BY REFERENCE

      Registrant's definitive Proxy Statement in connection with its 1995 Annual Meeting of Stockholders, which is to be filed not later than 120 days after Registrant's fiscal year-end, is incorporated by reference in Part III of this Report, except those portions of the Proxy Statement specifically not incorporated by reference. The report of the Compensation Committee of the Registrant's Board of Directors and the Registrant's Performance Graph to be included within the definitive Proxy Statement shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or otherwise incorporated by reference in this Report.

                                     PART I

Item 1.  Business.

      Alamco, Inc. (the "Company" or "Alamco") is an Appalachian-based independent gas and oil producer actively engaged in the acquisition, exploitation, development and production of domestic gas and oil. The Company's activities are conducted in West Virginia, Tennessee and Kentucky, with emphasis on producing natural gas for ultimate sale to customers in the Northeast gas markets. Independent petroleum engineers estimate that the Company's proved reserves totalled 128.0 equivalent billion cubic feet ("EBCF") as of December 31, 1994, using a conversion of six thousand cubic feet of gas to one barrel of oil. As of December 31, 1994, the Company had an average ownership interest of 82 percent in 1,162 gross wells and operates 97 percent of the wells in which it has an ownership interest.

      Alamco, a Delaware corporation, was organized in 1981 as the successor of a privately held entity, Allegheny Land And Mineral Company ("Allegheny"), which had been engaged in the gas and oil business since 1956, and to certain interests in various gas and oil programs sponsored and/or operated by Allegheny. The Company's executive offices are located at 200 West Main Street, Clarksburg, West Virginia 26301, and its telephone number is (304) 623-6671.
The Company currently employs approximately 94 persons on a full time basis.
The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the trading symbol "AXO".

BUSINESS STRATEGY

      The Company's business strategy is to economically increase its reserves and its production and sale of gas and oil from existing and acquired properties in the Appalachian Basin in order to maximize stockholders' return over the long term. To accomplish this strategy, the Company will continue to focus on increasing its gas and oil reserves through development and exploratory drilling, property acquisitions, well recompletion and exploitation programs, including remedial well enhancements. Using this strategy, the Company's reserves have increased in each of the past four years. Estimated reserves of
128.0 EBCF at December 31, 1994, compares favorably to estimated reserves of
88.0 EBCF, 64.1 EBCF and 49.6 EBCF as of December 31, 1993, 1992 and 1991, respectively.

      The Company intends to continue to focus its activities in the Appalachian Basin, which is geographically one of the largest and oldest gas and oil producing regions in the United States. The Company and other operators in the Appalachian Basin have historically experienced high drilling success rates in the formations of the Basin, with wells generally producing for more than 25 years, although at low production volumes. The Company may expand its area of operations into other producing basins if management believes such an expansion is beneficial to the Company.

      The Company develops reserves by drilling wells and recompleting previously drilled wells to prove the existence of gas and oil reservoirs. Drilling activities are currently carried out in West Virginia, Tennessee and Kentucky. In certain situations, an alternative to drilling new wells is the recompletion of existing wells. Recompletions may prove the existence of additional quantities of natural gas and oil in formations which have not yet been opened to production in existing wells. Recompletion projects are attractive because they generally provide access to reserves at a cost which is substantially lower than the cost of drilling a new well. The Company's recompletion efforts are centered on its West Virginia properties.

      The Company also intends to acquire additional producing properties to increase its gas and oil reserves. The Company actively pursues the acquisition of producing properties that will enhance the Company's revenue base without proportional increases in overhead costs. The Company has directed its attention to Appalachian Basin properties in which it will have a significant ownership interest and will serve as operator. In addition to the acquisition of properties owned and operated by third parties, the Company will continue to evaluate the purchase of outside investors' interests in wells operated by the Company.

      Exploitation programs may add to the Company's reserves because of the upward revision in the estimate of existing producing properties' reserves from the prior year's reserve estimate. The upward revision is due to, among other things, recognition of the Company's effort to maximize productive capability through enhanced operating techniques and thus increase ultimate recoverable reserves by reducing reservoir abandonment pressures and increasing the well drainage area of its existing producing properties.

      The Company has entered into certain oil field-related service businesses in order to diversify its revenue base. In addition to providing these services for itself, the Company intends to make these services available to others in the gas and oil industry (See "Business-Brine Hauling and Disposal Services"). Accordingly, the Company has formed HAWG Hauling & Disposal, Inc. ("HAWG"), a brine hauling and disposal service and Phoenix-Alamco Ventures, a Limited Liability Company ("PAV"), which is engaged in the marketing of Alamco's and other working interest owners' gas. HAWG is a wholly owned subsidiary of the Company while PAV is owned jointly by the Company and Phoenix Diversified Ventures, Inc. ("Phoenix"). Revenues generated by HAWG and PAV totalled $215,000 in 1994.

GAS AND OIL DEVELOPMENT ACTIVITIES

      At December 31, 1994, the Company's proved reserves totalled 128.0 EBCF, representing a 40.0 EBCF increase from year-end 1993 reserves. Based on these reserve additions, the Company replaced 933 percent of the 4.8 EBCF it sold during 1994. Drilling and acquisition activities during the year added reserves of 33.8 EBCF while 11.0 EBCF was added because of the Company's on-going exploitation program and the net result of a well swap. The Company invested $15,812,000 in gas and oil development activities during the year, including $6,234,000 in producing property acquisitions. Internally generated cash flows and amounts drawn from the Company's revolving credit facility with Bank One, Texas, N.A. ("Bank One") funded the capital program.

DRILLING ACTIVITIES

      A total of 16.1 EBCF was added to the Company's reserves as a result of the 1994 drilling program. The Company invested $9,312,000 or 59 percent of the Company's gas and oil development expenditures in the drilling of 46.7 net wells, of which 38.0 net wells were successful. The Company drilled, for its own account, 30 and 16 gross wells in West Virginia and Tennessee, respectively. The Company also drilled one gross (0.7 net) well in Kentucky, which was unsuccessful.

      Of the total number of wells drilled in West Virginia, 15 were drilled in the South Burns Chapel Field in Monongalia and Preston Counties, including 5 wells drilled to the deep Oriskany Formation. The remaining 10 wells were drilled to shallower zones at a depth of less than 3,000 feet. Also in North Central West Virginia, the Company drilled 15 shallow gas wells located in various counties throughout the region.

      The 38.0 net productive wells drilled in 1994 is an increase over the 26.0 and 4.5 net wells drilled in 1993 and 1992, respectively. The increase in development drilling during 1994 and 1993 is due to, among other things, the number of drilling prospects identified by the Company's geological staff and the availability of funds to finance the drilling activity. A number of additional prospects have been identified on Company-held acreage in the South Burns Chapel Field in West Virginia, the Days Chapel Field in Tennessee and in various counties in Kentucky. (See "Future Activities").

      During 1994, the Company drilled 9 dry holes, all of which were development wells and within a proved area of a gas or oil reservoir. The wells did not contain sufficient reserves warranting further expenditures.

                                DRILLING SUMMARY


                                    Gross Wells                                      Net Wells
                        Pro-           Dry            Total             Pro-            Dry           Total
                      ductive                                         ductive

  1994                  38              9               47             38.0             8.7            46.7

  1993                  28              3               31             26.0             3.0            29.0

  1992                  5               -               5               4.5              -             4.5

RECOMPLETION ACTIVITIES

      The Company invested $266,000 in recompletion projects during 1994 as compared to $119,000 and $542,000 in 1993 and 1992, respectively. Two recompletion attempts were successful and three attempts did not establish economic quantities of gas and oil production. All of the recompletion attempts were located in West Virginia. The Company believes its inventory of wells contains a significant number of recompletion candidates.

                              RECOMPLETION SUMMARY


                                    Gross Wells                                      Net Wells
                        Pro-           Dry            Total             Pro-            Dry           Total
                      ductive                                         ductive

  1994                  2               3               5               2.0             3.0            5.0

  1993                  -               2               2                -              2.0            2.0

  1992                  11              1               12              9.8             1.0            10.8


ACQUISITION ACTIVITIES

      In 1994, the Company invested $6,234,000 or 39 percent of its gas and oil development expenditures in the acquisition of 172.6 net wells. The acquisition activities added 17.7 EBCF to the Company's reserves. The program included the acquisition of both properties owned and operated by third parties and outside investors' interests in wells operated by the Company.

      In two transactions, the Company acquired from third parties 69 wells (63.4 net wells) and over 35,000 gross acres (31,000 net acres) in southeastern Kentucky for $1.8 million in cash. The Company became the operator of the wells effective on the purchase dates. The Company continues to seek other well acquisitions and leases in these areas.

      The Company acquired, effective as of January 1, 1994, all of the interests held by a number of limited partnerships in 114 West Virginia gas wells (91.2 net wells), 102 of which were already operated by the Company for $3.8 million in cash. The Company also acquired outside investors' interests in other Company-operated wells, none of which were individually significant. Also in West Virginia, the Company acquired 2.5 net Oriskany wells in the South Burns Chapel Field.


                               NET WELLS ACQUIRED

                          Third Party            Outside Investors' Interest in
                         Operated Wells              Company Operated Wells                   Total

  1994                        71.0                            101.6                           172.6

  1993                         --                             24.9                             24.9

  1992                         1.0                            64.2                             65.2


      In order to consolidate its operations geographically and to reduce the administrative burdens associated with operating co-owned wells, the Company, effective March 1, 1994, exchanged its interest in approximately 141 gross wells in West Virginia for outside investors' interests in approximately 237 gross wells located in West Virginia. The exchange has been treated as a like-kind exchange and no gain or loss has been recognized on this transaction.

GAS AND OIL PRODUCTION AND SALES

      For 1994, gas sales accounted for 92 percent of the Company's total gas and oil sales. The average 1994 sales price received by the Company was $2.22 per MMBtu ($2.50 per MCF) for gas and $14.52 per barrel for oil. The following table sets forth the Company's sales volumes and other information for each of the years ended December 31, 1994, 1993, and 1992.


                                         PRODUCTION AND SALES STATISTICS
                                                                     Year Ended December 31,

                                                         1994                  1993                 1992

  Net Production:
    Gas (MCF)                                              4,404,187             3,197,056            2,949,238

    Oil (BBL)                                                 67,749                37,409               32,333

    Equivalent (MCF)(a)                                    4,810,681             3,421,510            3,143,236


  Average Production Per Day:

    Gas (MCF)                                                 12,066                 8,759                8,080

    Oil (BBL)                                                    186                   102                   89
    Equivalent (MCF)(a)                                       13,180                 9,374                8,612



  Average Sales Price:
    Per MCF of Gas                                             $2.50                 $2.79                $2.81

    Per BBL of Oil                                            $14.52                $16.01               $18.00


  Average Cost of Production:

    Per MCF of Gas                                             $0.60                 $0.60                $0.62

    Per BBL of Oil                                             $3.67                 $4.30                $3.44


  Average Cost of Production

    Per Dollar of Sales:

    Gas                                                        $0.24                 $0.21                $0.22
    Oil                                                        $0.25                 $0.27                $0.19


(a) Oil production is converted to gas equivalents at a rate of 6 MCF per barrel.


WELL TENDING SERVICES

      In the aggregate, the Company owns as of December 31, 1994, approximately 82 percent of all Company operated wells with the remaining 18 percent being held by outside investors. The Company charges a monthly fee for well operation services and each outside investor pays a proportional share based on his ownership percentage. For most of 1994, the monthly fees were $323 per well for gas wells and $392 per well for oil wells compared to monthly charges in 1993 of $308 per well for most gas wells and $374 per well for most oil wells. In 1994, about 159 wells were not subject to the monthly operating fee due to temporary abandonments. The income which the Company generates from these fees, well tending income, accounted for approximately 9.0 percent, 18.3 percent, and 20.3 percent of the Company's revenues in 1994, 1993 and 1992, respectively.

      Effective March 1, 1994, the Company exchanged its interests in approximately 141 gross wells for outside investors' interests in approximately 237 gross wells located in West Virginia. Well tending income was substantially reduced because this like-kind exchange reduced the number of wells that the Company operates for outside investors. The Company believes, however, that this reduction in well tending income will be offset over time by the effect of higher gas and oil revenues attributable to the Company's greater ownership interest in the wells.


BRINE HAULING AND DISPOSAL SERVICES

      The Company has a wholly-owned subsidiary, HAWG, a commercial brine hauling and disposal service company. The service entails, for a fee, the transportation of brine to a central processing facility and injection of the brine into non-economic wells. The subsidiary accepts brine, which is produced naturally with gas and oil, from wells operated by the Company as well as from other operators in West Virginia. HAWG currently operates a restricted use, non-public brine disposal facility and has plans for converting other wells for disposal service if HAWG obtains commercial contract status. In 1994, HAWG provided 0.5 percent of the Company's total revenues.

GAS MARKETING

      As a response to the changing gas marketing environment, the Company formed PAV with Phoenix, a gas marketing company. PAV provides gas marketing services to Alamco and other interest owners in Alamco operated wells. PAV has the exclusive right to market most of Alamco's gas supply. PAV has been and will be seeking diversification for Alamco's gas sales to other marketing entities, local distribution companies and industrial users with a mixture of short-term deals (less than a month), mid-term deals (one month to one year) and long-term deals (one year or more). In 1994, PAV provided 1.0 percent of the Company's total revenues.

      While Alamco's share of the profits from PAV are not expected to be significant, the prices received for gas sales marketed through PAV have been on average above that which the Company would likely otherwise receive.

FUTURE ACTIVITIES

      In the future, the Company intends to use internally generated cash flows and amounts available under the Company's $25.0 million revolving credit facility with Bank One to fund the development of its gas and oil reserves and property acquisitions. As of March 22, 1995, $12.0 million was available for borrowing under the credit facility.

      The Company's 1995 capital investment program will ultimately depend upon the market and prices received for natural gas and the ability of the Company to capitalize on acquisition opportunities that may arise during the year. Until gas prices improve, drilling activity will be limited to an estimated 5 to 10 wells in order to maintain leasehold positions, fulfill contractual commitments and explore oil prospects. The Company will continue with its enhancement program on existing wells, particularly the wells acquired last year in its Kentucky acquisition program and where the Company has established a significant acreage position. The Company's objective will be to maintain current production and gas and oil reserve levels through well enhancements and limited drilling activity while using excess cash flow to retire debt. The Company plans to continue with its aggressive acreage acquisition strategy and will position itself to increase both exploratory and development drilling when gas prices recover. The Company remains committed to the acquisition of producing properties at favorable prices.

MARKETS AND CUSTOMERS

      General.

      The Company operates exclusively in the gas and oil industry.

      Sales through PAV and to Hope Gas, Inc. ("Hope") accounted for a substantial portion of the Company's total 1994 gas and oil sales. The Company sold 53.8 percent of its gas and oil sales through PAV to various marketers, local distribution companies and commercial users. Additionally, sales to Hope accounted for approximately 28.2 percent of the Company's total 1994 gas and oil sales.

      West Virginia Production.

      PAV. In 1993, the Company entered into a three year gas marketing agreement with PAV for nearly all gas transported on the Consolidated Natural Gas Transmission Corporation ("CNG") pipeline system and all gas on the Columbia Gas Transmission Corporation ("Columbia") pipeline system. Volumes sold in 1994 through PAV on the CNG and the Columbia systems totalled approximately 2.4 BCF. The average price received from sales to PAV averaged $2.14 per MMBTU ($2.44 per MCF) in 1994.

      Hope. Hope purchases the Company's production from the South Burns Chapel Field. The terms of the contract provide for Hope to purchase all of the gas produced through November 1, 1999, at the monthly Appalachian index price. Additionally, Hope pays to the Company a monthly demand charge for the Company's ability to provide Hope with specified levels of gas supply. The pricing provision is subject to renegotiation on April 1, 1996. This contract has proven to be more favorable than spot market prices. However, Hope does have the right, under certain conditions, to curtail gas purchases and did, in fact, notify producers whose production flows directly into its system that it would curtail all production from September 9, 1994 through October 18, 1994. The Company was able to negotiate an interim purchase arrangement with Hope which allowed the Company to produce and sell approximately 50 percent of its volumes during most of the curtailment period. Since October 21, 1994, all of the affected wells have been producing at unrestricted levels. The Company estimates revenues were adversely affected by $250,000 due to this reduction in volumes. Additionally, the Company sells other volumes of gas from the South Burns Chapel Field to Hope under a market-sensitive pricing arrangement which is subject to renegotiation on April 30, 1995. The Company believes the contract will be extended under similar terms. The loss of this customer could have a material adverse effect on the Company. However, the Company believes it would be able to locate alternate customers in the event of such loss. Total volumes sold to Hope in 1994 were approximately 1.4 BCF and averaged $2.50 per MMBTU ($2.50 per MCF).

      Other. The Company sold gas from approximately 110 wells in its Tallmansville, West Virginia field to CNG. CNG is permitted to recoup gas as a result of a $3,800,000 prepayment made in 1989 for 1,565,000 MMBTU of gas. This recoupment will take place under specified conditions until the earlier of full recoupment or December 31, 1999, at which time the Company's obligation will be fulfilled, whether or not the entire prepaid volumes have been recouped by CNG. As of December 31, 1994, the Company had delivered approximately 1,120,000 MMBTU of these prepaid volumes. Beginning March 1, 1994, the Company began selling
33.33 percent of the field's production through PAV with the remaining 66.67 percent of the production dedicated to CNG as recoupment. The Company intends, however, in light of current depressed gas prices, to permit CNG to recoup 100 percent of the production beginning on or after March 1, 1995, and continuing until gas prices improve or until the volumes are fully recouped. The Company's remaining estimated share of the prepaid amount is included in deferred revenue.

      The Company sells its other West Virginia gas production to various purchasers that are not significant to the Company's revenue base.

      Tennessee Production.

      The Company is currently selling the gas production from its Tennessee operations to Equitable Resources Marketing Company. This is a month-to-month contract with market-sensitive pricing tied to Gulf Coast prices, less transportation and compression charges. For 1994, the net-back price (reduced for transportation) on volumes of approximately 180,000 MCF averaged $1.26 per MMBTU ($1.49 per MCF). Tennessee production represents approximately 2.2 percent of total Company gas and oil sales.

      Kentucky Production.

      The Company's Kentucky production is currently approximately 1.2 percent of total Company gas and oil sales. The Company is selling 60 percent of the production from its Kentucky operations on the spot market or under short term contracts providing for fixed or market-sensitive prices. Approximately 40 percent of the Company's Kentucky production is sold to one buyer under a contract which dedicates the gas for the life of the wells, but which still involves market-sensitive pricing. Company sales of Kentucky production totalled 82,626 MCF and averaged $1.47 per MMBTU ($1.73 per MCF) in 1994.

      Principal Transporters.

      Most of the Company's gas is transported though the CNG, Hope, Columbia, Texas Eastern, and Wiser Oil Company ("Wiser") pipeline systems which give the Company access to major Northeastern markets. With the exception of the Kentucky production, each of the Company's major gas production areas and leases is in close proximity to at least one of those pipelines. A relatively minor amount of the Company's gas is transported on other pipeline systems.

      Oil Sales.

      The Company's oil production is sold to various purchasers under agreements at posted field prices. These sales, which accounted for 8 percent of the Company's total gas and oil sales, averaged $14.52 per BBL in 1994.

      Marketing Risks.

      During the last several years, the gas industry has been adversely affected by a surplus, which has tended to depress prices and has created difficulty in estimating future prices. The Company is unable to predict with certainty the future stability or direction of natural gas prices.

      The availability of a ready market for the Company's gas and oil depends on numerous factors beyond its control, including, among other factors, the demand for and supply of gas and oil, the weather, the proximity of the Company's natural gas reserves to pipelines, the capacity of such pipelines, the cooperation of pipeline owners, general economic conditions, fluctuations in seasonal demand and the effects of inclement weather and governmental regulation. In addition, under certain gas purchase arrangements the Company is subject to the risk of periodic reduced purchases or access to pipelines. Any significant reduction or curtailment of production for an extended period of time could have a material adverse effect on the Company's results of operations.

      Additionally, FERC Order 636, issued in 1992, appears to have resulted in increased competition in the marketing of natural gas (see "Regulation").


COMPETITION

      The Company operates in a highly competitive environment. Competition is particularly intense with regard to the acquisition of producing properties and, to a lesser extent, undeveloped acreage. Independent gas and oil companies, partnerships and drilling programs with financial and human resources substantially in excess of those available to the Company, compete with the Company, actively bidding for desirable gas and oil properties.

      Similarly, there is intense competition not only from other gas production entities, but also from other marketing firms, both of which have the capabilities to seek out and serve various customers. Although the Company has historically enjoyed a price premium over Gulf Coast gas production (as do others in the Appalachian Basin) due to the proximity of its production to major Northeast markets, deregulation of the industry and the advent of open access transportation on interstate pipelines have caused an erosion of this premium.

REGULATION

      General. The oil and gas industry is extensively regulated by federal, state and local authorities, with legislation affecting the industry under constant review for changes and/or expansion, particularly with regard to environmental issues. Numerous agencies, both federal and state, have issued rules and regulations, some of which carry substantial penalties for failure to comply, binding on the industry and its members. To date, these mandates have had no material effect on the Company's capital expenditures, earnings or competitive position. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws and regulations.

      Environmental. The Company's operations are subject to various federal and state statutes, rules and regulations regarding the control of discharging materials into, or otherwise protecting the environment. These requirements relate to drilling and production operations, activities in connection with storage and transportation of gas and oil and facilities used for treating, processing, injecting or handling the wastes therefrom. Additionally, in the case of spills or other impermissible discharges of certain materials into the environment, there are provisions for record keeping, notification and reporting, as well as severe civil and criminal penalties for violations, and potential liability for the costs of cleanup and any resultant damages. Further, the possibility exists that certain oil and gas wastes may be classified as hazardous or semi-hazardous, which could impose substantial obligations on the Company. The Company does not believe that its compliance with current environmental laws constitutes a material expense. (See Part I, Item 3. Legal Proceedings.)

      During 1994, the Company retained the services of an independent engineer and an environmental engineering firm to assist with record keeping and compliance matters and fully expects to continue using them for the foreseeable future on an as-needed basis.

      Federal Regulation. As a result of the Wellhead Decontrol Act of 1989, all price controls for various classifications of gas were terminated as of January 1, 1993. This has had no impact on the Company's gas sales since its reserves were either previously deregulated or sold under contracts with alternate pricing.

      FERC Order 636, issued in 1992, generally required the unbundling or separating of various components of pipelines services, i.e,, gathering, transportation, storage and sales. Thus far, it appears to have resulted in increased competition in the marketing of natural gas and could cause increased costs for services the Company uses and decreased costs for services utilized by producers in the Gulf Coast and Southwest regions.

      Occupational and Safety Regulations. The Company is subject to the requirements of the Occupational Safety and Health Act ("OSHA"), as well as other state and local labor rules and regulations. The cost of compliance with health and safety requirements has had no material impact on the Company's aggregate production expenses to date. Nevertheless, the Company is unable to predict the ultimate cost of compliance.

      State Regulation. State regulatory authorities have established laws, rules and regulations requiring, among other matters, permits for drilling and recompletion operations, drilling and operating bonds or bank letters of credit, and reports concerning operations. Further, there are statutes and regulations governing the unitization or pooling of oil and gas leases, the spacing of wells and plugging requirements for abandoned wells. To date, these requirements have had no material effect on the Company's operations and the cost of compliance has been minimal. Future regulations could, however, increase the cost of the Company's production operations.

      Brine Hauling and Disposal Services. In order to comply in an economical manner with regulations governing the disposal of salt water, the Company began operating its own salt water disposal well in 1992. In 1993, the Company formed a new subsidiary, HAWG, which is responsible for the transportation and disposal of the water. Additionally, HAWG received authority from the Public Service Commission of West Virginia (the "PSC") in October 1993 to operate as a contract carrier for the Company and other West Virginia producers. HAWG, in 1994, applied to the PSC for approval to operate as a common carrier, which would permit it to haul brine water commercially for any producer desiring such service. The Company has not yet received approval from the PSC, but believes that the PSC no longer has the authority to regulate the granting of such certificates due to a federal law which went into effect on January 1, 1995. However, since the PSC currently contends that it does have regulatory authority over such issues, there may be continued delay in the start-up of the business commercially.

OPERATIONAL HAZARDS AND INSURANCE

      The Company's operations are subject to the usual hazards incident to the exploration for and production of gas and oil, such as blowouts, cratering, abnormally pressured formations, explosions, uncontrollable flows of oil, gas or well fluids into the environment, fires, pollution and other environmental hazards and risks. These hazards could result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage or suspension of operations.

      Expenditures made in 1994 due to environmental claims which were unreimbursed were immaterial.

      While the Company maintains levels of insurance which it believes to be customary in the industry, the Company's insurance does not cover every potential risk associated with the drilling and production of gas and oil wells. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.


Item 2.  Properties.

      The Company's properties consist essentially of the working and royalty interests owned by the Company in various gas and oil leases which are located in West Virginia, Tennessee and Kentucky. The Company's proved reserves for the years ended December 31, 1994, 1993 and 1992 are presented below:


                                                                  Year Ended December 31,

                                                    1994                    1993                   1992

  Natural Gas (MMCF)

     Developed                                   85,654                 56,559                  43,502

     Undeveloped                                 33,971                 26,059                  15,328
     Total Proved                               119,625                 82,618                  58,830

  Crude Oil (MBBL)

     Developed                                    1,164                   605                      524
     Undeveloped                                    235                   292                      357

     Total Proved                                 1,399                   897                      881


      These estimates are based primarily on the reports of independent petroleum and geological engineers. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in reports to any federal agency other than the Securities and Exchange Commission and the Department of Energy (Note 15).

WELL COUNT

      The Company obtained gas and oil sales revenues from 1,162 wells as of December 31, 1994. The majority of the Company's producing wells, located in northern and central West Virginia, are shallow wells drilled to a depth of up to 6,000 feet and are characterized by long producing lives with low volume production from low permeability reservoirs with a thickness ranging from 10 to 40 feet. A typical shallow well will encounter commercial gas production from between 4 and 10 separate and distinct production horizons. Approximately 929 of the Company's wells produce from one or more of these "blanket" formations that cover large areas of northern and central West Virginia. Due to mechanical and technical constraints, it is usually possible to produce only up to three to five of these formations simultaneously, and, consequently, it is necessary either to drill a twin well or recomplete the original well at a later date.

      A significant production horizon below 6,000 feet in the Company's West Virginia operations is the Oriskany/Huntersville Chert formation. Deeper wells in this formation exhibit higher pressure and productivity than wells in the shallow West Virginia formations and reservoirs have thicknesses of up to 125 feet.

      The Company's Tennessee production is from the Big Lime formation, an oil reservoir that also produces casinghead gas. Big Lime wells are typically characterized by low production volumes (5 to 35 barrels of production per day) from low pressure and low permeability reservoirs varying in thickness from 10 to 40 feet.

      In Kentucky, the Company's production is from numerous zones, including the Big Lime, Coniferous, Maxton and Knox formations. These oil and gas reservoirs, like many other Appalachian formations, are characterized by low productive volumes with long producing lives.

                           WELLS AT DECEMBER 31, 1994

                                             Gross Wells                                 Net Wells

                                   Gas             Oil           Total         Gas         Oil          Total

  West Virginia                         985              29        1,014        825.3         26.6        851.9

  Tennessee                               8              71           79          3.3         32.9         36.2

  Kentucky                               54              15           69         48.4         15.0         63.4
  Total                               1,047             115        1,162        877.0         74.5        951.5


Note: Many of the Company's wells produce both gas and oil. For purposes of computing the above data, the gas well versus oil well designations were made on the basis of the type of artificial lift installed on the well.

PROSPECTS

      The Company's producing wells hold approximately 122,000 acres under lease which the Company believes includes a substantial number of promising development prospects. The prospects include new development well locations and candidates for the recompletion of now depleted or nearly depleted existing wells to formations in the respective wellbores that have not yet been opened to production.

      Also, at December 31, 1994, the Company held leases which have not yet been explored for the existence of gas and oil reservoirs. The Company may drill wells on the acreage to determine the existence of productive reservoirs, sell the leases to another gas and oil operator or abandon the acreage upon the expiration of the lease term.

                       LEASE POSITION AT DECEMBER 31, 1994


                                                Developed Acreage                    Undeveloped Acreage

                                            Gross                Net                Gross              Net
                                            Acres               Acres               Acres             Acres

  West Virginia                                   74,735            62,844               15,850          14,018

  Tennessee                                        5,596             3,039                5,353           5,353
  Kentucky                                        41,968            41,968               32,087          22,087

  Total                                          122,299           107,851               53,290          41,458

TITLE TO PROPERTIES

      Substantially all of the Company's property interests are held pursuant to leases from third parties. Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the gas and oil industry, liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. The Company believes that such burdens neither materially detract from the value of such properties nor from the respective interests therein, or materially interfere with their use in the operation of the business.

      As is customary in the industry, little investigation of record title is made at the time of lease acquisition (other than a preliminary review of local records) in regard to undeveloped properties. Investigations, including a title opinion of local counsel, are generally made prior to the consummation of an acquisition of larger producing properties and before commencement of drilling operations.

OTHER PROPERTY

      In addition to gas and oil properties, the Company's property and equipment includes field warehouses, service (workover) rigs and support vehicles. All of the Company's assets collateralize its indebtedness under its revolving credit facility with Bank One. See Note 6 to the Company's Notes to Consolidated Financial Statements. The Company's executive offices are under leases which expire on August 31, 1996.

Item 3.  Legal Proceedings.

      The Company is not at this date a party to any material pending legal proceeding, other than ordinary, routine litigation incidental to the business of the Company and its subsidiaries. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 for information related to the Company's litigation claim against Columbia.

      On May 23, 1994, the United States Environmental Protection Agency (the "EPA") issued an administrative complaint against the Company for alleged violations of the Clean Water Act resulting from an oil discharge at the Company's Days Chapel Field in Claiborne County, Tennessee. The incident occurred in December 1993 when vandals severed locks securing the valves on the Company's oil storage tanks and discharged approximately 174 barrels of oil into a local creek.

      The EPA has proposed that penalties of nearly $124,000 be assessed against the Company. However, the Company contends that the asserted penalties exceed the statutorily authorized limits. Settlement negotiations are ongoing and the Company believes that, due to meritorious defenses, any final penalties will be substantially less than those proposed although no assurances can be given as to the exact amount of any final penalties.


Item 4.  Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of the Company's stockholders during the quarter ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:


                 Name                         Age                               Position

 John L. Schwager                              46         President, Chief Executive Officer and Director

                                                          Executive Vice President, Chief Operating Officer
 Richard R. Hoffman                            44         and Director

 Steven E. May                                 38         Vice President and Controller

 Bridget D. Furbee                             35         Vice President of Administration and Legal Affairs


No family relationship exists among any of the Company's executive officers or directors.

      John L. Schwager has been President and Chief Executive Officer of the Company since October 1987. Mr. Schwager served as the Company's Executive Vice President from May 1987 through October 1987 and Senior Vice President of Operations from September 1984 through May 1987. Mr. Schwager was elected a director in 1986.

      Richard R. Hoffman became the Company's Executive Vice President and Chief Operating Officer on December 13, 1990. Mr. Hoffman served as Senior Vice President, Exploration and Production from November 1988 through December 12, 1990, Vice President, Production from November 1986 to November 1988 and Manager of Production from October 1982 through October 1988. Mr. Hoffman was elected as a director in 1988.

      Steven E. May has been the Vice President and Controller of the Company since December 13, 1990. From June 1989 through December 1990, he served as Assistant Controller and from October 1987 through May 1989 as the Manager of Corporate Planning and Data Processing of the Company. Mr. May joined the Company in April 1985 as a Senior Production Engineer.

      Bridget D. Furbee has been the Vice President, Administration and Legal Affairs of the Company since May 1994. Ms. Furbee served as Manager, Gas Marketing and Legal Affairs from August 1992 through April 1994, and Gas Marketing/Office Administration Manager from January 1985 through July 1994. Prior to January 1985, Ms. Furbee served the Company in various clerical positions.



                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

      The Company's Common Stock is listed on the American Stock Exchange under the trading symbol "AXO". The following table sets forth for the periods indicated the high and low sales price of the Common Stock for each quarters in 1994 and 1993.


                                                      1994                                   1993

               Quarter                       High                Low                High               Low
 First                                      7-1/2               6-3/8               5-5/8               5

 Second                                     7-3/4               6-1/8                 7               5-1/4

 Third                                      7-3/8               6-1/4               7-5/8             5-3/8

 Fourth                                     6-3/4               5-1/2               7-3/4               6


      As of March 1, 1995, there were approximately 1,445 holders of the Company's voting Common Stock. Since its incorporation in 1981, the Company has not declared or paid any dividends with respect to the Company's Common Stock.

The Company presently intends to retain its funds for operations and expansion of its business and does not expect to pay any cash dividends in the foreseeable future. While the Company is not currently prohibited in its credit agreement with Bank One from paying cash dividends, certain financial covenants may, however, restrict such payments in the future. Subject to the terms of the agreement, the declaration and payment by the Company of any dividends on its Common Stock in the future and the amount thereof will, nevertheless, depend upon the Company's operating results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Company's Board of Directors.

      During 1993, the Company consummated a public offering of 3,105,000 shares of Common Stock, of which 2,071,404 newly issued shares were sold by the Company and 1,033,596 shares were sold by PNC Bank ("PNC"). The sale of the stock by PNC represents all of the shares issued to PNC by the Company as part of the Company's 1988 debt restructuring.


Item 6.  Selected Financial Data

      The information below should be read in conjunction with the Consolidated Financial Statements and the related notes in Item 8 and in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                        Year Ended December 31,
                            ------------------------------------------------
                            1994       1993       1992        1991      1990
                            ----       ----       ----        ----      ----

STATEMENT OF INCOME
  DATA:

Revenues (a)               $13,671    $11,900    $11,350     $9,653   $ 9,183

Income (loss) from
  operations                 1,625      2,074      1,181       (180)      493

Income before
    extraordinary
    items and change in
    DD&A accounting
    principle(d)             1,646      1,552        939        288     1,101

Extraordinary items (e)         --         --         --        404       854

  Change in DD&A
    accounting
    principle (b)               --         --      1,058         --        --
                           -------    -------    -------     ------   -------

      Net income             1,646      1,552      1,997        692     1,955
                           -------    -------    -------     ------   -------

  Cash dividends                --         --         --         --        --

BALANCE SHEET DATA:

Total assets (a)           $56,058    $43,261    $40,237    $37,213   $35,229

Working capital                835      1,321      2,475      2,214     2,274

Total long-term debt
(c) and (f)                 12,995      1,003      9,561     10,306     7,736

Stockholders' equity (f)    28,475     26,743     15,222     13,152    12,629


---------------------------
See pages 19 and 20 for Financial Ratios and Per Share Data and Notes to Selected Financial Data.

                                        Year Ended December 31,
                            ------------------------------------------------
                            1994         1993      1992       1991      1990
                            ----         ----      ----       ----      ----

PER SHARE DATA:

Income (loss) from
  operations:                 $.35      $ .60      $ .46      ($.07)    $ .19

Income before
    extraordinary
    items and
    change in DD&A
    accounting principle (d)   .35        .45        .37         .11      .43

  Extraordinary items           --         --         --         .16      .33

  Change in DD&A
    accounting
    principle (b)               --         --        .41          --       --
                             -----      -----      -----       -----    -----

      Net income              $.35      $ .45      $ .78       $ .27    $ .76
                             -----      -----      -----       -----    -----

FINANCIAL RATIO DATA:

Book value per share
  (b) and (f)                $6.12      $5.77      $5.94       $5.18    $4.88

Total debt to
  stockholders' equity (f)      .5         --         .6          .8       .6

Current ratio                  1.2        1.2        1.5         1.5      1.4



SELECTED PRODUCTION DATA:


                                    First      Second      Third    Fourth
          1994                     Quarter     Quarter    Quarter   Quarter
          ----                     -------     -------    -------   -------

Production volumes
  Gas (MMCF)                           917       1,001      1,230     1,255
  Oil (MBBL)                             9          17         19        23
Average Product Price
  Gas ($/MCF)                        $2.94       $2.60      $2.30     $2.30
  Oil ($/BBL)                       $12.30      $14.68     $16.02    $14.08

          1993
          ----

Production volumes
  Gas (MMCF)                           722         728        781       967
  Oil (MBBL)                             7           9         10        11
Average Product Price

  Gas ($/MCF)                        $3.09       $2.79      $2.49     $2.79
  Oil ($/BBL)                       $16.96      $17.64     $15.61    $14.46

  Notes to Selected Financial Data:

  (a) During 1994, the Company acquired a total of 172.6 net producing wells from various third parties. In October 1991, the Company acquired working and royalty interests in 88 wells from Phillips Petroleum.

  (b) During 1992, the Company changed its method of computing unit-of-production depreciation from a well-by-well basis to a depositional group basis (Note 7).

  (c) Included in long-term debt as of December 31, 1990, is $974,000 relative to the estimated maximum future interest payments capitalized in accordance with generally accepted Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings."


  (d) In accordance with SFAS No. 15 the carrying values of the Company's restructured debt at the time of the Company's 1988 debt restructuring included the estimated maximum amounts of principal and interest payable. Included in net income and non-operating income for the year 1990 is $675,000, relative to the reversal of capitalized interest. This amount reflects the recognition of gains due to the elimination of future interest payable from the carrying value of the Company's debt.

  (e) In 1990 the Company recorded an extraordinary gain of $854,000 due to the extinguishment of a note payable to a trade vendor. The Company recorded an extraordinary gain of $404,000 after considering certain expenses and income tax benefits associated with the extinguishment of debt in 1991.

  (f) In 1993, the Company consummated a stock offering in which 2,071,404 new shares of common stock were issued. The Company used the proceeds from the stock offering in 1993 to repay its then outstanding balance on the revolving credit facility with Bank One.



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

      Management's discussion and analysis of changes in the Company's financial condition, including liquidity and capital resources, and results of operations during the twelve-month periods ended December 31, 1994, 1993 and 1992 are presented below.

                              RESULTS OF OPERATIONS

Year Ended December 31, 1994 vs.
Year Ended December 31, 1993
--------------------------------

      The Company reported net income of $1,646,000 for the year ended December 31, 1994, an increase of $94,000 or 6.1 percent as compared to net income of $1,552,000 in 1993. Income from operations for 1994 decreased $449,000, or 21.6 percent, to $1,625,000 as compared to $2,074,000 for 1993.

      Total revenues of $13,671,000 in 1994 were $1,771,000 or 14.9 percent higher than total revenues of $11,900,000 in 1993.

      Gas and oil sales totalled $11,993,000 in 1994 which represents a $2,489,000 increase over the same period last year. Higher gas and oil sales volumes, resulting principally from the acquisition of producing properties and the drilling of new wells, contributed $3,362,000 and

      $486,000, respectively, to the increase and were offset by lower gas prices of $1,258,000 and lower oil prices of $101,000. Gas and oil sales volumes totalled 4,810,681 equivalent thousand cubic feet ("EMCF") and 3,421,510 EMCF for the years ending December 31, 1994 and 1993, respectively. The Company received on average $2.50 per MCF and $14.52 per barrel ("BBL") in 1994, compared to $2.79 per MCF and $16.01 per BBL last year.

      In early September 1994, Hope informed the Company and other local suppliers that its gas supply exceeded its sales market requirements, which could create an imbalance with CNG, its pipeline transporter, and requested a temporary reduction of production volumes for an unstated period of time. The Company agreed to temporarily reduce its production by approximately 50 percent beginning September 12, 1994. Since October 21, 1994, all of the affected wells have been producing at unrestricted levels. The Company estimates revenues were adversely affected by $250,000 due to this reduction in volumes.

      Current gas futures prices indicate the Company will receive in 1995 lower prices as compared to that received in the past three years. Based on the foregoing, the Company does not expect that it will be required to reduce the carrying value of its gas and oil properties during 1995.

      Well tending income decreased $940,000 or 43.3 percent due principally to the reduction in the number of wells the Company operates for outside investors. Effective March 1, 1994, the Company exchanged its interests in approximately 141 gross wells for outside investors' interests in approximately 237 gross wells. In addition, on August 1, 1994, but effective January 1, 1994, the Company acquired an outside owners' approximately 80 percent interest in 114 gross wells. The Company believes the reduction in well tending income, as a result of these transactions, will be offset over time by the effect of higher gas and oil revenues attributable to the Company's greater ownership interest in the wells (Note 2).

      Other operating revenue increased $222,000 due primarily to the recognition of income relative to the transaction in which the Company formed a partnership with an East Coast financial institution (Note 3). The partnership is structured such that the financial institution will be allocated IRC Section 29 tax credits as a result of production from properties contributed by the Company to the partnership. The financial institution initially paid the Company $1.0 million, less $100,000 for certain expenses incurred by the financial institution. The Company recognizes income from this transaction, as the tax credits are generated.

      Total expenses in 1994 were $12,046,000, an increase of $2,220,000 or
22.6 percent from expenses of $9,826,000 in 1993.

      Operating expenses were higher by $1,199,000 or 28.1 percent due primarily to the significant property acquisitions made and new wells drilled during 1994 and higher employee-related expenses due principally to the expansion of the Company's drilling operations in the past 12 months. Staff levels have increased in those departments that identify and acquire drilling prospects as well as the engineering staff which oversees the drilling of the wells.

      General and administrative expenses for 1994 were higher by $535,000 or
      22.5 percent as compared to last year due to, among other things, higher business franchise taxes due to the increase in the Company's equity as a result of the 1993 stock offering. In addition, higher employee-related costs as well as expenses associated with the Company's Stockholders' Rights Plan contributed to the increase. Also, amounts paid to Bank One were higher due to increased commitment fees and other fees which are based upon the unused portion of the Company's credit facility.

      Depreciation, depletion and amortization expense was higher by $717,000 due to, among other things, higher depletion expenses related to the increased gas and oil investments and higher production levels. Higher depreciation expenses associated with fixed assets also contributed to the increase.

      Interest expense for 1994 was $154,000, a decrease of $231,000 over the same period last year due primarily to capitalization of interest expense related to drilling activities. During 1994, interest incurred by the Company totalled $471,000 of which $317,000 was capitalized.

      Non-operating income in 1994 totalled $155,000, a decrease of $166,000, as compared to $321,000 for 1993 due principally to the absence in 1994 of certain asset sales and franchise tax adjustments.

      The Company's provision for income tax totalled $134,000 in 1994 as compared to $843,000 last year. The reduction of $709,000 is due to, among other things, a change in the effective state tax rate to reflect new business activities in states with lower tax rates and recently implemented tax planning activities, an increase in the deductions associated with percentage depletion and lower income from operations.


Year Ended December 31, 1993 vs.
Year Ended December 31, 1992
--------------------------------

      The Company reported net income of $1,552,000 for the year ended
December 31, 1993, compared to net income of $1,997,000 in 1992, which includes the cumulative effect, net of tax, of a depreciation, depletion and amortization accounting change of $1,058,000. Income from operations totalled $2,074,000 for 1993 compared to $1,181,000 for 1992.

      Total revenues of $11,900,000 were higher by $550,000 or 4.8 percent than revenues of $11,350,000 in 1992.

      Gas and oil sales of $9,504,000 in 1993 were higher by $649,000 or 7.3 percent than 1992 sales of $8,855,000. Higher gas and oil sales volumes, resulting primarily from the positive results of drilling activities and the increase in the Company's ownership interest in a significant number of other wells operated by the Company, contributed $786,000 to the increase. The effect of lower gas and oil sales prices of $137,000 partially offset the increase due to higher gas sales volumes.

      Well tending income in 1993 totalled $2,172,000 and was $136,000 or 5.9 percent lower than 1992 well tending income of $2,308,000. The reduction was due primarily to the purchase of certain outside investors' interests in Company-operated wells and lower fees chargeable to outside investors. Other revenue totalled $224,000 and was $37,000 higher than last year.

      Total expenses in 1993 totalled $9,826,000, a decrease of $343,000 or 3.4 percent from 1992 expenses of $10,169,000.

      Operating expenses totalled $4,262,000 for 1993 compared to $4,041,000 for 1992. The $221,000 or 5.5 percent increase was due to, among other things, higher production-based taxes and higher employee-related expenses.

      General and administrative expenses totalled $2,373,000 and were $3,000 lower than 1992 expenses of $2,376,000. Higher employee-related expenses and other items were essentially offset by lower legal expenses.

      Depreciation, depletion and amortization expense totalled $2,806,000 for 1993 and was lower by $201,000 or 6.7 percent due primarily to additions to the Company's gas and oil reserve base.

      Interest expense for 1993 was $385,000, a decrease of $360,000 from 1992.

      The decrease in interest expense reflects the repayment of the Company's credit facility in 1993.

      Non-operating income in 1993 was $321,000, an increase of $121,000 from 1992. The increase is due primarily to higher asset sales and certain franchise tax adjustments.

      Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standard No. 109 retroactively to the beginning of 1990. The Company recorded an income tax provision of $843,000 and $442,000 in 1993 and 1992, respectively. The tax provisions reflect the Company's alternative minimum tax status.

      Effective January 1, 1992, the Company changed the method used to calculate depreciation, depletion and amortization of producing properties (Note
7).  The cumulative effect of the change, net of taxes, was $1,058,000.




                         LIQUIDITY AND CAPITAL RESOURCES

      Working Capital. At December 31, 1994, the Company had working capital of $835,000, as compared to $1,321,000 at December 31, 1993. The $486,000 reduction in working capital is due to, among other things, lower accounts receivables resulting from the lower price received by the Company for gas sales in the latter part of 1994 as compared to last year and an increase in deferred revenues as a result of an agreement with an East Coast financial institution (Note 3). Because the Bank One credit facility agreement, as amended, calls for the payment of interest only until July 1, 1996, current liabilities on the Company's December 31, 1993, balance sheet do not include any principal payments relative to the Bank One credit facility.

      Cash and cash equivalents totalled $2,632,000 at December 31, 1994. Of this amount, approximately $1,559,000 was available for general corporate purposes and the balance was held for third parties (Note 8). Operating activities provided a net $6,238,000 while investing activities used a net $17,210,000 including $16,734,000 in property acquisitions, drilling of new wells, and other capital investment activities. Financing activities provided a net $11,139,000.

      Revolving Credit Facility. Currently, the Company has in place a $25.0 million revolving credit facility with Bank One (Note 6). The Company is required to pay interest only until July 1, 1996, at which time all principal and accrued interest is due and payable. Interest accrues and is paid monthly at a rate of Bank One's prime rate plus three-fourths of one percent.

      The Company is no longer prohibited from paying dividends to its stockholders under the Bank One credit agreement, however, certain other financial covenants may restrict the payment of cash dividends. The Company presently intends to retain its funds for operations and expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

      Capital Expenditures and Commitments. The Company's 1994 capital investments totalled $16,734,000, including $15,812,000 for the acquisition of producing properties and drilling of new wells. These activities were funded from internal sources and the Bank One revolving credit facility. In the future, the Company intends to continue to use internally generated cash flows and amounts available under the credit facility to fund the development of its gas and oil reserves and property acquisitions. (See Part I, Item 1. "Business".)

      Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent, among other things, on the Company's assessment of the gas and oil business environment, the number of gas and oil prospects, and gas and oil business opportunities in general. The level of the Company's 1995 capital expenditures will to a great extent depend upon the gas prices received by the Company. Based on current gas futures prices, which indicate the Company will receive lower gas prices, as compared to that received in the past three years, the Company plans to limit annual drilling activities to an estimated five to ten wells in order to maintain leasehold positions, fulfill contractual commitments and explore oil prospects. The Company will continue with its enhancement program on existing wells, particularly the wells acquired last year in Kentucky and where the Company has established a significant acreage position. The Company's objective will be to maintain current production and gas and oil reserve levels through well enhancements and limited drilling activity while using excess cash flow, if any, to retire debt. The Company plans to continue with its aggressive acreage acquisition strategy and will position itself to increase both exploratory and development drilling when gas prices recover. The Company remains committed to the acquisition of producing properties at favorable prices.

      CNG Agreement. The Company and other working interest owners are obligated to make available 445,000 MMBtu of gas for delivery to CNG between January 1, 1995 and December 31, 1999. The Company's estimated share of the obligation is included in deferred revenue. (See Part I, Item 1. "Business - Markets" and Note 13.)

      Settlement of Columbia Litigation Claims. On June 8, 1992, the Company settled its outstanding gas purchase contract claims against Columbia. Pursuant to the settlement agreement, the Company, on behalf of itself and other interest owners in the wells covered by the settlement, has an allowed claim in the amount of $11,000,000 against Columbia, without security or priority, in Columbia's bankruptcy reorganization proceedings. The Company's share of the allowed claim is estimated to be approximately 55 percent, with the balance going to the other interest owners in the wells covered by the settlement. The timing and actual amount to be received by the Company and other interest owners will be affected by the terms of Columbia's reorganization plan as finally approved by the Bankruptcy Court and the amount of assets available to satisfy Columbia's unsecured creditors. Because of the uncertainty as to the actual amount which may be received, the Company's financial statements do not include any benefits of the settlement. However, management believes that the ultimate payment in respect of the Company's claim is likely to be substantial.

      Section 29 Tax Credits. Effective August 11, 1994, the Company, through a series of transactions, formed a partnership with a major East Coast financial institution (the "Institution"). The partnership is structured such that the Institution will be allocated IRC Section 29 tax credits as a result of production from properties contributed by the Company to the partnership (Note
3). The institution initially paid $1.0 million (reduced by $100,000 for certain expenses incurred by the Institution), and will pay additional amounts, up to $4.0 million, in installments prior to December 31, 2002, upon achieving certain production minimums and satisfying other conditions. As part of the
Section 29 tax credit transaction, the Company formed Alamco-Delaware, Inc. ("Aladel") as a Delaware Investment Holding Company.



Quarterly Financial Data (Unaudited)
------------------------------------

      The following table sets forth selected historical quarterly financial data (unaudited) with respect to the Company for the quarters indicated in 1994 and 1993. The Company's results of operations are subject to quarterly variations due to, among other factors, weather conditions and other supply and demand factors affecting the natural gas markets. Historically, the demand and price paid for natural gas has increased in the cold winter months and decreased in the warm summer months. Such quarterly data is not necessarily indicative of the Company's future performance. Because of quarterly variations, the Company believes that its results of operation should be viewed on an annual basis.

                      (in thousands, except per share data)

                                    First      Second      Third    Fourth
          1994                     Quarter     Quarter    Quarter   Quarter
          ----                     -------     -------    -------   -------

Sales and other operating
  revenues                          $3,370      $3,208     $3,464    $3,629
Gross profit                         1,347       1,128      1,161     1,051
Net income (1)                         462         321        353       510
Net income per share                 $0.10       $0.07      $0.08     $0.10



                                    First      Second      Third    Fourth
          1993                     Quarter     Quarter    Quarter   Quarter
          ----                     -------     -------    -------   -------

Sales and other operating
  revenues                          $2,985      $2,765     $2,717    $3,433
Gross profit                         1,242       1,074        976     1,540
Net income                             457         215        368       512
Net income per share (2)             $0.18       $0.08      $0.09     $0.10


----------------------

(1) In the fourth quarter of 1994, the Company adjusted its provision for income taxes by $256,000 to reflect a change in the effective state tax rate. In addition, an increase in deductions associated with percentage depletion and lower income from operations also reduced the income tax provision.

(2) In the third quarter of 1993, the Company consummated a stock offering in which 2,071,404 new shares were issued.



Item 8.  Consolidated Financial Statements.
-------  ----------------------------------


                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                           Pages
                                                                           -----

      Independent Auditor's Report                                          28

      Consolidated Statement of Income, for the
        Years Ended December 31, 1994, 1993, and 1992                       29

      Consolidated Balance Sheet, as of December 31, 1994 and 1993         30-31

      Consolidated Statement of Changes in Stockholders' Equity,
        for the Years Ended December 31, 1994, 1993 and 1992                32

      Consolidated Statement of Cash Flows for the
        Years Ended December 31, 1994, 1993 and 1992                       33-34

      Notes to Consolidated Financial Statements                           35-54



                          INDEPENDENT AUDITOR'S REPORT









To the Board of Directors and Stockholders of Alamco, Inc.


We have audited the accompanying consolidated balance sheet of Alamco, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Alamco, Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statement, the Company changed its method of computing depreciation, depletion and amortization in 1992.


/s/ Coopers & Lybrand L.L.P.


600 Grant Street
Pittsburgh, Pennsylvania
March 3, 1995


                          ALAMCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                  Years Ended December 31, 1994, 1993 and 1992
                        (In thousands, except share data)
===============================================================================

                                            1994         1993           1992
                                            ----         ----           ----

Revenues:
  Gas and oil sales                       $11,993       $ 9,504       $ 8,855
  Well tending income                       1,232         2,172         2,308
  Other revenue                               446           224           187
                                          -------       -------       -------

    Total revenues                         13,671        11,900        11,350
                                          -------       -------       -------

Expenses:
  Operating                                 5,461         4,262         4,041
  General and administrative                2,908         2,373         2,376
  Depreciation, depletion, and
    amortization                            3,523         2,806         3,007
  Interest                                    154           385           745
                                          -------       -------       -------

    Total expenses                         12,046         9,826        10,169
                                          -------       -------       -------

    Income from operations                  1,625         2,074         1,181
Other nonoperating income                     155           321           200
                                          -------       -------       -------

    Income before income tax                1,780         2,395         1,381
Provision for income taxes                    134           843           442
                                          -------       -------       -------

    Income before
      cumulative effect of DD&A
      accounting change                     1,646         1,552           939

Cumulative effect of DD&A accounting
  change, net of tax                           --            --         1,058
                                          -------       -------       -------

    Net income                            $ 1,646       $ 1,552       $ 1,997
                                          =======       =======       =======

Per share data:
  Income before
    cumulative effect of DD&A
    accounting change                       $0.35         $0.45         $0.37
  Cumulative effect of DD&A
    accounting change                          --            --          0.41
                                            -----         -----         -----

    Net income                              $0.35         $0.45         $0.78
                                            =====         =====         =====

Weighted average number of shares
  outstanding                           4,645,154     3,438,594     2,555,654
                                        =========     =========     =========


Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1994 and 1993
                                 (In thousands)
===============================================================================

           ASSETS                                         1994           1993
           ------                                         ----           ----

Current assets:
  Cash and cash equivalents                             $ 2,632       $ 2,465
  Accounts receivable, net of allowance of

    $9-1994; $127-1993;                                   2,693         3,975
  Due from partnerships and programs                        140           158
  Inventories and other current assets                      428           261
                                                        -------       -------

      Total current assets                                5,893         6,859
                                                        -------       -------

Property and equipment:
  Gas and oil producing properties
    (Successful Efforts Method)                          71,782        60,181
  Other property and equipment                            5,270         4,944
                                                        -------       -------

                                                         77,052        65,125
  Less accumulated depreciation,
    depletion and amortization                           28,487        29,647
                                                        -------       -------

                                                         48,565        35,478

Other assets                                              1,600           924
                                                        -------       -------

      Total assets                                      $56,058       $43,261
                                                        =======       =======

                                   (Continued)

Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1994 and 1993
                        (In thousands, except share data)
===============================================================================

      LIABILITIES AND STOCKHOLDERS' EQUITY                1994           1993
      ------------------------------------                ----           ----

Current liabilities:
  Current portion of long-term debt and capital
    lease obligations                                  $   106       $   283
  Accounts payable                                       1,325           847
  Accrued expenses                                       1,398           979
  Due working interest and royalty owners                1,064         2,738
  Deferred revenue                                       1,165           691
                                                        -------      -------

      Total current liabilities                          5,058         5,538
                                                        -------      -------

Long-term debt and capital lease obligations            12,889           720
Due working interest and royalty owners                    888         1,404
Deferred revenue                                           333           674
Deferred taxes                                           8,011         7,810
Other long-term liabilities                                404           372
                                                        -------      -------

      Total liabilities                                 27,583        16,518
                                                        -------      -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    1,000,000 shares authorized, none issued                --            --
  Common stock, par value $0.10 per share;
    7,500,000 and 6,400,000 shares
    authorized, respectively;
    4,712,713 and 4,703,677 shares issued
    and outstanding, respectively                          471           470
  Additional paid-in capital                            31,039        30,981

  Accumulated deficit since September 30,
    1985 quasi-reorganization                           (2,847)       (4,493)
                                                        -------      -------

                                                        28,663        26,958

  Less treasury stock, at cost, 63,360 and 72,792
    shares of common stock, respectively                   188           215
                                                        -------      -------

      Total stockholders' equity                        28,475        26,743
                                                        -------      -------

      Total liabilities and stockholders' equity       $56,058       $43,261
                                                        =======      =======



Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1994, 1993 and 1992
                                 (In thousands)
===============================================================================

                                                           Accumulated
                                     Class A  Additional     Deficit
                             Common  Common     Paid-in       Since   Treasury
                              Stock   Stock     Capital      9/30/85    Stock
                              -----   -----     -------      -------    -----

Balance January 1, 1992       $157    $103     $21,155      ($8,042)    $221

Issuance of treasury stock      --      --           3          --       (64)

Exercise of stock options       --      --           6          --        --

Net income                      --      --          --        1,997       --
                              ----    ----     -------      -------     ----

Balance December 31, 1992      157     103      21,164       (6,045)     157



Acquisition of treasury stock   --      --          --          --       129

Issuance of treasury stock      --      --          10          --       (86)

Public stock offering          310    (103)      9,741          --        --

Exercise of stock options        3      --          66          --        15

Net income                      --      --          --        1,552       --
                              ----    ----     -------       ------     ----

Balance December 31, 1993      470      --      30,981       (4,493)     215



Issuance of treasury stock      --      --          36          --       (34)

Issuance of common stock        --      --          32          --        --

Acquisition of treasury stock   --      --          --          --         7

Exercise of stock options        1      --          10          --        --

Public stock offering-
  additional costs              --      --         (20)         --        --

Net income                      --      --          --       1,646        --
                              ----    ----     -------      ------      ----

Balance December 31, 1994     $471    $ --     $31,039     ($2,847)     $188
                              ====    ====     =======      ======      ====



Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  Years Ended December 31, 1994, 1993 and 1992
                                 (In thousands)
===============================================================================

                                            1994         1993          1992
                                            ----         ----          ----

Cash flows from operating activities:
Net income                                $1,646        $1,552        $1,997
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Depreciation, depletion and
      amortization                         3,523         2,806         3,007
    Deferred taxes                           201           744           144
    Cumulative effect of DD&A accounting
      change                                  --            --        (1,058)
    Gain on asset sales                      (76)         (141)          (74)
    Issuance of stock for employee
      benefits and compensation expense      102            86            69
    Other factors, net                        12            13            17
  Increase (decrease) in cash from
    changes in:
    Accounts receivable                    1,282          (275)         (379)
    Due from partnerships and programs        18            97           184
    Due working interest and royalty
      owners                              (1,674)         (340)          561
    Inventories and other current assets    (167)         (105)           39
    Accounts payable and accrued expenses    897           438            74
    Deferred revenue                         474           231           268
                                          ------        ------        ------

      Net cash provided by

        operating activities               6,238         5,106         4,849
                                          ------        ------        ------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets     278           150           133
  Payment for the acquisition of
    producing properties                  (6,234)           --            --
  Capital expenditures                   (10,500)       (6,685)       (2,715)
  Investment in limited partnership         (290)           --            --
  Other assets                              (464)         (161)         (678)
                                          ------        ------        ------

      Net cash used in investing
        activities                       (17,210)       (6,696)       (3,260)
                                          ------        ------        ------

                                   (Continued)

Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  Years Ended December 31, 1994, 1993 and 1992
                                 (In thousands)
===============================================================================

                                            1994         1993          1992
                                            ----         ----          ----

Cash flows from financing activities:

  Borrowings under line of credit        $13,300        $  500            --
  Payment on line of credit               (1,000)           --            --
  Principal payments on long-term debt
    and capital lease obligations           (320)       (9,098)       $ (759)
  Acquisition of treasury stock               (7)         (144)           (5)
  Net proceeds from public offering of
    common stock                              --         9,948            --
  Additional costs of public offering
    of common stock                          (20)           --            --
  Proceeds from exercise of stock options     11            69             9
  Other liabilities                         (825)       (1,012)          (53)
                                          ------        ------        ------

    Net cash provided by (used in)
      financing activities                11,139           263          (808)
                                          ------        ------        ------
Net increase (decrease) in cash and
  cash equivalents                           167        (1,327)          781
Cash and cash equivalents -
  beginning of period                      2,465         3,792         3,011
                                          ------        ------        ------

Cash and cash equivalents -
  end of period                           $2,632        $2,465        $3,792
                                          ======        ======        ======

Supplemental disclosure of cash flow
  information:

Cash paid during the year for:

  Interest                                  $216           $373          $732

  Income taxes                                55            180           308

Supplemental Schedule of Non-Cash
  Investment and Financing Activities:

  Fixed assets acquired under capital
    lease                                      --           $27            --

  Like-kind exchange of property           $3,270            --            --


Accompanying notes are an integral part of the consolidated financial statements.

1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. These consolidated financial statements include the combined accounts of Alamco and its subsidiaries, Aladel, HAWG and PAV. Aladel and HAWG are wholly owned subsidiaries of the Company. All sig-nificant intercompany balances have been eliminated in consolidation.

     Revenue Recognition. Royalties, overrides and working interest revenues are recognized based on production. No material difference would result if revenues were recognized based on sales. Well tending income is recognized as revenue as services are performed.

     Cash and Cash Equivalents. The Company considers certificates of deposit, U.S. government securities and other short-term securities with maturities of three months or less as cash and cash equivalents.

     Fair Value of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate that value.

     For cash and cash equivalents, receivables, and payables, the carrying amounts approximate fair value because of the short maturity of these instru-ments. For long-term debt, including current maturities, the fair value of the Company's long-term debt approximates historically recorded cost since interest rates approximate market.

     Off-Balance Sheet Risk. In accordance with industry practice, the Company has gas and oil sales contracts with commitments to sell minimum quantities of gas and oil, primarily at market prices, for varying periods.

     Gas and Oil Producing Properties. The Company uses the successful efforts method of accounting for gas and oil producing properties. Under the successful efforts method, certain expenditures, such as geological and geophysical costs, exploratory dry hole costs, delay rentals, and other costs directly related to exploration are recognized currently as expenses. All direct costs relating to property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized and depreciated, depleted or amortized using the units-of-production method (Note 7). Production overhead and other costs are expensed as incurred. Gas and oil producing properties also include well equipment covered by capital lease obligations. Amortization of the lease assets is included in depreciation, depletion and amortization expense. Interest costs incurred in the drilling of wells are capitalized and amortized using the units-of-production method. The Company capitalized interest costs of $317,000 in 1994 and none in the years 1993 and 1992.
Interest incurred during 1994 totalled $471,000.

     The Company compares the carrying value of its gas and oil producing properties to the estimated future cash flow from such properties, less applicable income taxes (the "ceiling") in order to determine whether the carrying value of such properties should be reduced. No adjustment was necessary as of December 31, 1994, 1993, or 1992.


     On September 30, 1985, as a part of the Company's quasi-reorganization to revalue its assets and liabilities, the carrying value of gas and oil producing properties was reduced to an estimated fair value. The quasi-reorganization was implemented to reflect the impaired ability at that time to fully recover the investments in gas and oil properties.

     Other Property and Equipment. Other property and equipment are stated at cost, except that the carrying values of property and equipment were reduced to estimated fair value as of the quasi-reorganization. Depreciation of other property and equipment is computed using the straight-line method over estimated useful lives of three to forty years, without considering the recoverable value of equipment salvageable from the wells.

     On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation and abandonment of its gas and oil producing properties. Concurrently, the Company evaluates the estimated salvage value of equipment recoverable upon abandonment. At December 31, 1994, the Company's estimate of equipment salvage values is in excess of the costs of future dismantlement, restoration, reclamation and abandonment.

     Costs of individual gas and oil wells determined to be uneconomical are charged to accumulated depreciation, depletion and amortization, with no gain or loss being recognized until the depositional group in which the well is included is abandoned. When other property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized.

     Intangible Assets. Intangible assets, which are reported in other assets on the Company's balance sheet, consist of a non-compete and a consulting agreement arising from the acquisition of 62 wells in Southeastern Kentucky (Note 2). The values assigned to intangible assets are being amortized on a straight line basis over the life of the agreements which range from four to five years.

               Covenant not to compete  . . . . . . $312,000
               Consulting agreement . . . . . . . .  390,000

               Less accumulated amortization  . . .  (78,000)
                                                    --------

                                                    $624,000
                                                    ========

     Income Taxes. The Company accounts for certain income and expense items differently for financial reporting purposes than for purposes of computing income taxes currently payable. These differences arise primarily due to when certain income and expense items are recognized for financial reporting and tax purposes and are generally referred to as temporary differences. Provisions for deferred taxes are made in recognition of such temporary differences.

     Common Stock Designation. In consideration of the Company's public stock offering, in 1994, the Board of Directors authorized that the number of authorized shares of the Class A Common Stock be decreased from 1,100,000 shares to zero. The Board further authorized that the shares previously designated as Class A Common Stock be restored to the status of authorized but unissued shares of the Company's common stock.

     Income Per Share. Income per share amounts are computed by dividing the income before the cumulative effect of DD&A accounting change and net income by the weighted average number of shares outstanding in 1994, 1993 and 1992.

     Reclassifications. Reclassifications have been made to certain amounts previously reported in the consolidated financial statements, principally with respect to the Consolidated Statement of Cash Flows for the year ended December 31, 1993.



2 -  PROPERTY ACQUISITIONS AND WELL SWAP

     On March 31, 1994, the Company exchanged its interests (the "Well Exchange") in 141 gross wells for outside investors' interests in 237 gross wells. The exchange was effective March 1, 1994. The exchange has been treated as a like-kind exchange and no gain or loss has been recognized on this transaction.

     In a separate transaction, the Company received a note in exchange for the sale of operating rights in a number of wells. Further, the Company sold its wholly-owned subsidiary, Interstate Resources, Inc. ("IRI"), in exchange for a note. The sale of the Company's operating rights and IRI were to the same non-affiliated party and combined into a single interest bearing note in the principal amount of $272,000. The gain resulting from the sale of operating rights and sale of IRI will be deferred and recognized as principal payments are received.

     On July 18, 1994, the Company acquired certain gas and oil properties and intangible assets located in Southeastern Kentucky for $2.5 million in cash (Note 1). The Company acquired 62 wells (56.4 net wells) together with 34,000 gross acres (30,000 net acres) and became the operator of the wells.

     On August 1, 1994, the Company acquired all of the interest held by a number of limited partnerships in 114 West Virginia gas wells (91.2 net wells), of which 102 were already operated by the Company (the "West Virginia Acquisition"). The Company acquired these wells for a net $3.8 million in cash.

     Also, on August 1, 1994 the Company acquired seven wells and 1,275 acres in Whitley County, Kentucky, for $185,000. The Company became the operator effective as of the purchase date.

     The Company also acquired 2.5 net wells producing from the Oriskany formation in the South Burns Chapel Field for $500 effective as of July 1, 1994.

     These transactions have been accounted for under the purchase method and, accordingly, the operating results for the transactions have been included in the Company's consolidated operating results from the dates of the respective acquisitions forward.

     As the West Virginia Acquisition and the Well Exchange represent a substantial majority of the assets acquired during the year, the following summary, prepared on a pro forma basis, combines the consolidated results of operations as if the two transactions had been consummated as of January 1, 1994.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.



                                                                                              1994
                                                                                   (Unaudited and in
                                                                                 thousands of dollars)
 Revenues                                                                               $14,340

 Expenses                                                                                12,457

 Income from operations                                                                   1,883

 Net income                                                                               1,814

 Net income per share                                                                    $ 0.39

3 -  SECTION 29 TAX CREDITS

     The Company currently produces approximately 800,000 MMBtu per year of natural gas that is eligible for a tax credit of $1.00 per MMBtu under Internal Revenue Code ("IRC") Section 29. The tax credit applies to natural gas produced from "nonconventional" fuel sources, as defined, including gas production from Devonian Shale formations in certain West Virginia counties where the Company has production operations. In addition to producing from certain nonconventional fuel sources, the production must have been from wells drilled between December 31, 1979 and December 31, 1992, and the gas must be sold before December 31, 2002. The tax credit is allowed to reduce a taxpayer's regular tax liability but may not be used to reduce a taxpayer's alternative minimum tax ("AMT") liability. The credits also must be used in the tax year in which they are generated.

     The Company is currently, and is projected to be in the future, an AMT taxpayer and therefore is unable to fully use the tax credits to reduce its tax liability. In this regard, through a series of transactions, the Company formed a partnership with a large East Coast financial institution (the"Institution"). The partnership is structured such that the Institution will be allocated IRC
Section 29 tax credits as a result of production from properties contributed by the Company to the partnership. The Institution initially paid $1.0 million (reduced by $100,000 for certain expenses incurred by the Institution), and will pay additional amounts, up to $4.0 million, in installments prior to December 31, 2002, upon achieving certain production minimums and satisfying other conditions. The Company estimates that this transaction, which was effective August 11, 1994, will allow it to realize $0.65 for each $1.00 in available
Section 29 tax credits generated by the producing properties.

     As of August 11 1994, the effective date of the transaction, the Company recognized $1.0 million in deferred revenues and will recognize income from this transaction as the required gas production levels are achieved. In 1994 the Company recognized $249,000 in income relative to this transaction.
Accordingly, as of December 31, 1994, the Company's balance sheet includes $751,000 in deferred revenues, of which $676,000 is current.


4 -  SETTLEMENT OF COLUMBIA LITIGATION CLAIMS

     On June 8, 1992, the Company settled its outstanding gas purchase contract claims against Columbia. Pursuant to the settlement agreement, the Company, on behalf of itself and other interest owners in the wells covered by the settlement, has an allowed claim in the amount of $11,000,000 against Columbia, without security or priority, in Columbia's bankruptcy reorganization proceedings. The Company's share of the allowed claim is estimated to be approximately 55 percent, with the balance going to the other interest owners in the wells covered by the settlement. The timing and actual amount to be received by the Company and other interest owners will be affected by the terms of Columbia's reorganization plan as finally approved by the Bankruptcy Court and the amount of assets available to satisfy Columbia's unsecured creditors. Because of the uncertainty as to the actual amount which may be received, the Company's financial statements do not include any benefits of the settlement. However, management believes that the ultimate payment in respect of the Company's claim is likely to be substantial.

5 -  PUBLIC STOCK OFFERING

     On July 29, 1993, the Company consummated a public offering at a price to the public of $5.50 per share for 2,700,000 shares of Common Stock, of which 2,000,000 shares were sold by the Company and 700,000 shares were sold by PNC. The Company's net proceeds from this sale approximated $10.2 million before considering expenses associated with the stock offering. The Company used approximately $8.6 million of the net proceeds to repay its revolving credit facility loan balance with Bank One.

     On August 18, 1993, the underwriters exercised their option to purchase at a price to the public of $5.50 per share an additional 405,000 shares, of which the first 333,596 shares were sold by PNC and the remaining 71,404 shares were newly issued shares sold by the Company. The aggregate 1,033,596 shares sold by PNC represented all of the non-voting Class A Common Stock issued to PNC by the Company as part of the 1988 debt restructuring. Upon the sale of the 1,033,596 shares in the stock offering, the shares automatically converted to voting Common Stock on a one-for-one basis.

6 -  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     The Company has a $25.0 million revolving credit facility with Bank One which calls for the payment of interest only until July 1, 1996 at which time all outstanding principal and interest amounts are due. Interest accrues and is paid monthly at a rate of Bank One's prime rate plus three-fourths of one percent. During 1993, using a portion of the 1993 stock offering, the Company repaid all amounts outstanding under the Bank One credit facility. As of December 31, 1994 the aggregate amount of borrowing under the Bank One revolving credit facility was $12,800,000. Bank One's prime interest rate on December 31, 1994, was 8.5 percent.

     The credit facility is subject to semiannual borrowing base revisions (in March and September of each year) to be made in accordance with borrowing base recalculations performed by Bank One. Revisions could result in the extension of credit and repayment terms or, in the case of erosion of the borrowing base, the reduction of outstanding principal amounts or the amount of the credit facility. Based on the latest Bank One recalculation, performed in September 1994, the borrowing base is sufficient to allow full utilization of the maximum $25.0 million credit facility.

     In addition to interest payments, the Company is required to pay a commitment fee equal to the difference between the facility amount and the amount borrowed multiplied by one-half of one percent prorated into quarterly payments. The agreement also contains covenants which, among other things, require that the Company maintain specified levels of cash flow, stockholders' equity and ratio of current assets to current liabilities. The credit facility is collateralized by all of the Company's assets including the Company's gas and oil reserves.

     Included in 1994 long-term debt is one installment sales obligation of $27,000 to McJunkin Corporation ("McJunkin"). Interest on this obligation, which is scheduled to be satisfied during the first quarter of 1995, is paid monthly at 8.7% per annum.

     Long-term debt at December 31, 1994 also included five note obligations to PNC in the aggregate remaining amount of $146,000 relative to the settlement of certain investor-related lawsuits. The terms of the obligations vary by note; however the largest of the five notes, in the original principal amount of $263,000, requires quarterly payments. Interest accrues on the notes at PNC's prime rate, except for three notes aggregating $193,500 in original principal on which interest payments are not required.

     The aggregate maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

                    1995                        $   106
                    1996                         12,832
                    1997                             20
                    1998                             19
                    1999 and thereafter              18
                                                 ------
                                                $12,995

                                                 ======

     The Company also leases certain equipment used in the production of gas and oil under three lease programs with McJunkin. These equipment leases are for varying terms with purchase options at the end of the lease term. In addition, as part of a 1988 restructuring with McJunkin, the leases were amended to permit the Company to extend the leases for varying periods with rentals due with respect to the extension periods to be paid from a 2-1/2 percent working interest of the Company on the wells where the leased equipment is situated.
The Company has extended the lease periods for all three programs. Since rental payments due under such extensions are contingent upon the proceeds of gas and oil production, such payments will be expensed as incurred. There are no future minimum lease payments due.

     Gas and oil properties related to capital leases total $2,328,000 and are fully amortized, as adjusted for the quasi-reorganization effected September 30, 1985.

7 -  ACCOUNTING CHANGE

     Effective January 1, 1992, the Company changed the method used to calculate depreciation, depletion and amortization ("DD&A") of producing gas and oil properties from an individual well basis to an aggregation of wells by a common geological depositional system. The cumulative effect of the pre-tax accounting change was $1,763,000 and increased net income by $1,058,000 in 1992, which includes the effect on prior years, net of tax. The effect of the change during 1992 increased income from operations by $17,000.

8 - CASH AND CASH EQUIVALENTS

     Cash and cash equivalents totalled $2,632,000 at December 31, 1994. Of this amount, approximately $1,559,000 was available for general corporate purposes and the balance was held for third parties, including $207,000 in gas and oil sales proceeds held for eventual distribution to outside working interests and royalty owners, $646,000 representing the outside interests' estimated share of cash prepaid by CNG for future gas deliveries, and $220,000 withheld from outside working interests' proceed distributions to be utilized for future ad valorem tax payments (Note 9). The Company's cash balance at December 31, 1994 includes $2,340,000 invested in commercial paper, U.S. Government and Agency Securities and Bankers' Acceptances, the annualized annual percent of return of which was 5.5 percent at December 31, 1994.

9 -  PLUGGING AND AD VALOREM TAX FUNDS

     The Company retains a portion of outside investors' monthly gas and oil production proceeds to be utilized for future well plugging and abandonment costs and ad valorem tax payments. The funds, totalling $662,000 at December 31, 1994, are invested in securities issued or guaranteed by the United States Treasury in accounts segregated from those of the Company. Interest earned on the funds accrues to the benefit of the working interest owners. Included in other assets is $442,000 for future ad valorem payments and plugging and abandonments. Corresponding amounts recorded in assets are included in liabilities.

10 - INCOME TAXES

     The following table details the components of the Company's income tax expense for the year 1992 through 1994.

                                                 1994       1993      1992
                                                 ----       ----      ----
                                                       (In thousands)

Federal:
  Current                                       ($67)       $ 99       $298
  Deferred                                       397         618         46

                                                ----        ----       ----

  Total Federal                                  330         717        344
                                                ----        ----       ----

State:
  Deferred                                      (196)        126         98
                                                ____        ____       ____

Total                                           $134        $843       $442
                                                ====        ====       ====


     Reconciliations of the income tax provision (benefit) computed at the statutory rate and the provision for income taxes as shown on the Statement of Income are summarized below:

                                                  Year Ended December 31,
                                                --------------------------
                                                1994       1993       1992
                                                ----       ----       ----
                                                       (In thousands)

Tax provision computed at statutory rate        $592       $814       $470

State taxes                                      104        126         83

Change in effective state tax rate              (255)        --         --

Use of percentage depletion                     (321)      (103)      (122)

Other                                             14          6         11
                                                ----       ----      -----

Provision (benefit) for income taxes            $134       $843       $442
                                                ====       ====      =====

    The change in effective state tax rate reflects the Company's new business activities in states with lower tax rates and recently implemented tax planning activities.

    The components of the net deferred tax liability are as follows:

                                                       December 31,
                                               ----------------------------
                                               1994       1993       1992
                                               ----       ----       ----
                                                       (In thousands)

Depreciation, depletion and amortization     $12,293    $10,668     $9,694
Accounts receivable write-off                    (30)       (31)       (33)
Future litigation payments                       (72)      (126)      (161)
Sale of partnership interest                    (293)        --         --
Net operating loss carryforwards              (1,704)      (490)      (306)
AMT credits                                     (746)      (837)      (699)
ITC carryforwards                             (1,394)    (1,371)    (1,409)
Other                                            (43)        (3)       (20)
                                             -------     ------     ------

  Net deferred tax liability                  $8,011    $ 7,810     $7,066
                                             =======     ======     ======

     The Company's investment tax credit carryforwards expire between the years 1996 and 2000.

     Prior to August 1994, the Company owned interests in 504 gas wells which qualified for Devonian Shale tax credits. These credits which approximate $1.00 per MMBtu of qualified gas produced in 1994 can be applied to reduce regular income taxes payable only in the years the gas is produced. Effective
August 11, 1994, the Company formed a partnership with a large East Coast financial institution structured such that the Institution will be allocated substantially all of the Devonian Shale tax credits previously allocated to the Company (see Note 3). No Devonian Shale tax credits were used by the Company in years 1994, 1993 or 1992.

     During 1992, the Company changed its method of computing income taxes to reflect adoption of Statement 109 retroactive to January 1, 1990. The adoption of Statement 109 resulted in the recognition of approximately $4.7 million of net deferred tax liabilities in 1989. Statement 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


11 - STOCKHOLDERS RIGHTS PLAN

     On November 30, 1994, the Board of Directors of the Company adopted a Preferred Stock Purchase Rights Plan (the "Rights Plan"). Under the Rights Plan, the Board declared a dividend of one preferred share purchase Right for each outstanding share of Alamco Common Stock. In the event that any entity acquires 15% or more of the outstanding shares of Common Stock of the Company, the Rights will become exercisable subject to the terms of the Rights Plan and will entitle each holder of a Right (other than the acquiring person or group) under certain circumstances to purchase that number of shares of Alamco Common Stock having a market value equal to two times the exercise price of the Right.

     Rights were distributed to stockholders of record at the close of business on December 12, 1994. The Rights will trade with the Company's Common Stock until the Rights become exercisable and no separate certificates will be issued until that time. The rights will expire on December 12, 2004. The Rights Plan is designed to enable the Company and its Board to develop and preserve long-term value for stockholders and to protect stockholders in the event an attempt is made to acquire control of the Company through certain coercive or unfair tactics or without a bona fide offer at fair value to all of the stockholders of the Company.

12 - SALES CONCENTRATION

     During 1994, gas sales to PAV, Hope and CNG accounted for 53.8 percent,
28.2 percent and 5.3 percent, respectively, of the Company's gas and oil sales. In 1993 sales to Hope, CNG, Phoenix and Enron accounted for 25.2 percent, 24.1 percent, 14.4 percent and 14.2 percent, respectively, of the Company's gas and oil sales. During 1992 a substantial portion of the Company's revenues was derived from the sale of gas to CNG and gas marketers purchasing gas transported on the Columbia pipeline system (see Part I, Item 1. "Business"). Sales to CNG and the gas marketers approximated 51 percent and 17 percent in 1992.

13 - COMMITMENTS AND CONTINGENCIES

     CNG Agreement. In November 1989, CNG made a $3,800,000 prepayment for 1,565,000 MMBtu of gas to be produced from the Company's Tallmansville production area. CNG has the right, within certain specified limitations, to take deliveries of this gas up to December 31, 1999. As of December 31, 1994, CNG has taken delivery of 1,120,000 MMBtu of Tallmansville gas for which it has prepaid. The Company recognizes its proportionate share of this deferred revenue as volumes are recouped in accordance with the CNG Agreement.

14 - STOCK OPTIONS AND BENEFIT PLANS

     Employee Stock Option Plans. Stock options have been granted to Company employees through two stock option plans, the 1992 Employees' Stock Option Plan (the "1992 Stock Option Plan") and the 1982 Employees' Stock Option Plan (the "1982 Stock Option Plan").

     The 1992 Stock Option Plan was established March 20, 1992, and provides for the grant to officers and other key management employees of the Company of stock options covering an aggregate of up to 100,000 shares of the Company's Common Stock. Options may be designated as either non-qualified stock options or incentive stock options, the latter of which must be exercised sequentially in grant date order. The Compensation Committee of the Company's Board of Directors administers the 1992 Stock Option Plan. The exercise price for each option granted must be equal to the fair market value per share of the Company's Common Stock on the date of the granting of the options (except when incentive stock options are granted to any person who owns more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price of each option will be at least 110% of the fair market value of the Common Stock). At December 31, 1994, there were 35,500 shares available for future grants.

     The 1982 Stock Option Plan provided for the grant of stock options to officers and other employees of the Company for up to 65,000 shares of the Company's Common Stock. As of November 8, 1992, no additional options may be granted from the 1982 Stock Option Plan. Options are designated as either non-

qualified stock options or incentive stock options. Information with respect to the options granted under each plan follows:

                                    1982 EMPLOYEES'         1992 EMPLOYEES'
                                   STOCK OPTION PLAN       STOCK OPTION PLAN
                                   -----------------       -----------------
                                              Option                   Option
                                 Number of  Price Range  Number of   Price Range
                                  Shares    Per Share*    Shares     Per Share*
                                  ------    ----------    ------     ----------

Outstanding at January 1, 1992     49,000   $1.25--3.15        --

Granted                             4,000    2.625         17,500   $4.875
Exercised                              --                      --
Canceled                            2,500    1.875-2.50        --
                                   ------                  ------
Outstanding at December 31, 1992   50,500    1.25--3.15    17,500    4.875
                                   ------                  ------

Granted                                --                  36,000    6.75
Exercised                          17,100    1.25--2.50        --
Canceled                               --                      --
                                   ------                  ------
Outstanding at December 31, 1993   33,400    1.875-3.15    53,500    4.875-6.75
                                   ------                  ------

Granted                                --                  18,500    6.75
Exercised                              --                      --
Canceled                           19,900    1.875-3.15     7,500    4.875
                                   ------                  ------
Outstanding at December 31, 1994   13,500    1.875-3.15    64,500    4.875-6.75
                                   ------                  ------

Exercisable at December 31, 1994   13,500    1.875-3.15    18,665    4.875-6.75
                                   ------                  ------

------------------------
*Reflects the option price range applicable to only those installments included in the total number of shares with respect to which the options are or were exercisable.


     Non-Qualified Stock Options. At December 31, 1994, non-qualified stock options granted outside of any stockholder-approved plan totalled 370,100 shares of Common Stock and were held by 10 employees. At December 31, 1994, 225,433 shares were exercisable with the remaining stock options becoming exercisable at various dates between March 1995 and November 1996. The stock option exercise prices range from $1.875 to $6.75 per share.

     The 1992 Equity Compensation Plan for Outside Directors. The 1992 Equity Compensation Plan for Outside Directors (the "1992 Outside Directors' Plan") was established March 20, 1992 and provides for a maximum number of 75,000 shares of Common Stock from the Company's authorized and unissued shares of Common Stock and/or treasury shares to be available for issuance, subject to adjustments in certain instances. Outside Directors receive 50 percent of their annual retainer in the form of Common Stock and may elect to receive any or all of the remaining cash balance of their retainer in the form of Common Stock.

     Outside Directors' Stock Option Plan. The 1982 Outside Directors' Stock Option Plan (the "Outside Directors' Plan") provided for the automatic grant of options of the Company's Common Stock to non-employee Directors of the Company. As of November 9, 1991, stock options may not be granted under the Outside Directors' Plan. Information with respect to the Outside Directors' Plan is presented below.
                                    Number of     Option Price Range
                                     Shares           Per Share*
                                    --------       -----------------

Outstanding at January 1, 1992       10,400          $2.50--$50.00
                                     ------

     Granted                             --
     Exercised                           --
     Canceled                         2,400           2.50--50.00
                                     ------

Outstanding at December 31, 1992      8,000
                                     ------

     Granted                             --
     Exercised                        2,800           2.50---5.60
     Canceled                           400           50.00
                                     ------

Outstanding at December 31, 1993      4,800           2.50--32.50
                                     ------

     Granted                             --
     Exercised                           --
     Canceled                           400           32.50
                                     ------

Outstanding at December 31, 1994      4,400           2.50-3.875
                                     ------

Exercisable at December 31, 1994      4,400           2.50-3.875
                                     ------

------------------------
*Reflects the option price range applicable to only those installments included in the total number of shares with respect to which the options are or were exercisable.

     Employee Savings and Protection Plan. Effective October 1, 1987, the Company instituted a 401(k) Plan titled the Alamco, Inc. Employee Savings and Protection Plan. In addition to employee contributions, the Company contributed cash and stock of approximately $110,000, $97,000 and $87,000 in 1994, 1993 and

1992, respectively.

15 - SUPPLEMENTAL INFORMATION RELATED TO GAS AND OIL PRODUCING ACTIVITIES
     (Unaudited)

     Costs incurred by the Company in gas and oil property acquisition, exploration, and development are presented below:

                                                  Year Ended December 31,
                                                ---------------------------
                                                1994       1993       1992
                                                ----       ----       ----
                                                       (In thousands)

Costs (capitalized or expensed) for:

Property acquisition                          $ 6,740     $  592     $  806
Exploration                                        --         --         --
Development                                     9,578      5,479      1,451
                                               ------     ------     ------
                                              $16,318     $6,071     $2,257
                                               ------     ------     ------

     Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, dry holes, and drilling and equipping exploratory wells. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells and to provide facilities to extract, treat, gather, and store gas and oil, and depreciation of support equipment used in development activities.

     Aggregate capitalized costs for the Company related to gas and oil exploration and production activities, with applicable accumulated depreciation, depletion and amortization, are presented below:

                                    1994                        1993

                           ----------------------
                                                       -----------------------
                                   Accumu-                     Accumu-
                                    lated                       lated
                           Cost     DD&A      Net      Cost     DD&A      Net
                           ----     ----      ---      ----     ----      ---
                                              (In thousands)

Proved developed
  properties              $71,782  $25,880  $45,902   $60,181  $27,325  $32,856

Pipelines and processing
  equipment                 1,734      562    1,172     2,014      525    1,489

Vehicles, machinery and
  equipment consisting
  principally of assets
  used in gas and oil
  producing activities      1,913    1,024      889     1,516      855      661

Buildings used in gas
  and oil producing
  activities                  206       84      122       160       87       73
                          -------  -------  -------   -------  -------  -------

                          $75,635  $27,550  $48,085   $63,871  $28,792  $35,079
                          -------  -------  -------   -------  -------  -------

     The results of operations for gas and oil producing activities are presented below:

                                                  Year Ended December 31,
                                                ---------------------------
                                                1994       1993       1992
                                                ----       ----       ----
                                                       (In thousands)

Gas and oil sales revenues                    $11,993     $9,504     $8,855
                                               ------     ------     ------
Expenses:
  Production                                    3,287      2,259      1,987
  Depreciation, depletion and amortization      2,790      2,734      2,933
  Exploration                                      --         --         --
                                               ------     ------     ------
                                                6,077      4,993      4,920
                                               ------     ------     ------
Results of operations for gas and oil
  producing activities before provision
  for income taxes                              5,916      4,511      3,935

    Provision for income tax                      887        677        590
                                               ------     ------     ------
Results of operations for gas and oil
  producing activities                         $5,029     $3,834     $3,345
                                               ------     ------     ------

     Production expenses include those costs incurred to operate and maintain productive wells and related equipment and include costs such as labor, repairs and maintenance, materials, supplies, fuel consumed and other production taxes. Depreciation, depletion and amortization expense includes those costs associated with capitalized acquisition, exploration, and development costs including the depreciation applicable to support equipment. Exploration expenses would include the cost of exploratory dry holes, the geological and geophysical costs associated with undeveloped properties and write-offs or amortization of lease acquisition and other costs associated with undeveloped properties. The provision for income taxes is computed considering the Company's status as an alternative minimum tax payor.

     The increase in the results of operations for gas and oil producing activities between 1994 and 1993 resulted from higher gas and oil sales revenues due primarily to the Company's successful 1994 acquisition and drilling programs. The increase between 1993 and 1992 reflects higher 1993 gas and oil sales revenues primarily due to the Company's successful 1993 capital investment program.

     Estimates of net proved reserves of gas and oil for the Company, all of which are within the United States, are as follows:

                                         Year Ended December 31,

                           --------------------------------------------------
                               1994               1993               1992
                           ------------        -----------        -----------
                           MCF     BBL         MCF    BBL         MCF    BBL
                           ---     ---         ---    ---         ---    ---
                                             (In thousands)

Proved reserves,
  beginning of year       82,617    897      58,830    881      45,751    644
Extensions, discoveries
  and other additions     13,529    435      23,727    142       6,400     85
Acquisitions              16,888    131         988      5       2,788     11
Revisions of previous
  estimates               10,995      4       2,269    (94)      6,840    173
Production                (4,404)   (68)     (3,197)   (37)     (2,949)   (32)
                         -------  -----      ------    ---      ------    ---
  Proved reserves,
    end of year          119,625  1,399      82,617    897      58,830    881

                         -------  -----      ------    ---      ------    ---

  Proved developed
    reserves              85,654  1,164      56,560    605      43,502    524
                         -------  -----      ------    ---      ------    ---

     These estimates are based primarily on the reports of independent petroleum and geological engineers. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved reserves are the estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved reserves increased in 1994 due to the success of the Company's acquisition and development drilling programs. Proved reserves increased in 1993 because of the success of the 1993 drilling program. Reserves were also added due to the inclusion of several additional drilling prospects on existing company acreage and on acreage leased in 1993. The estimates include only those amounts considered to be proved reserves and do not include additional amounts that may result from new discoveries in the future. Proved developed reserves are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods.

     The estimated future net cash flow and the present value of the proved reserves before taxes are presented below.

                                    Proved          Proved            Total
                                   Developed      Undeveloped        Proved
                                   ---------      -----------        ------
                                                (In thousands)

Estimated future net cash
  flow attributable to
  production during

  1995                              $ 8,752        $(1,950)          $ 6,802
  1996                                8,820           (914)            7,906
  1997                                8,166             203            8,369
  1998                                7,648             307            7,955
  1999 and thereafter                93,391          43,080          136,471
                                   ________         _______          _______

  Total                             126,777          40,726          167,503

Present value of future
  cash flow                          58,349           9,862           68,211

     Estimated future net cash flow represents future cash inflows generated by the sale of the proved reserves less estimated production and future development cost. For production from wells under fixed priced gas purchase contracts, the gas price used is the contractual gas price for the term of the contract. The gas price used is $2.20 per MCF and the oil price used is $15.13 per barrel. Production costs are based on those in effect at December 31, 1994. The estimated future net cash flow is based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. No assurance of levels of gas and oil prices and costs can be given nor can assurance be given that proved reserves will be developed within the periods indicated. Present value is calculated by discounting estimated future net revenue by 10 percent.

     Summarized in the following table is information for the Company with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves. Estimated future net cash flow represents future cash inflows generated by the sale of the proved reserves less estimated production and future development cost. Future income tax expenses are computed by applying the statutory rate and tax laws applicable to the future pre-tax net cash flows for each year, less the tax basis of the properties, and giving effect to permanent differences and net operating loss, investment tax credit, and percentage depletion carryforwards which exist as of the end of each year. In addition, 504 of the Company's gas wells qualify for Devonian Shale tax credits under Section 29 of the Internal Revenue Code. These tax credits, which in 1994, 1993 and 1992, are approximately $1.000, $.977, and $0.953, respectively, per MMBtu, of qualified gas produced, must be used in the year in which they originated and cannot be carried forward or back. During 1994, the Company entered into a transaction which allocated substantially all of its Devonian Shale tax credits to a third party (Note 3). Therefore, no Devonian Shale tax credits were included in the 1994 tax calculation. For 1993 and 1992, Devonian Shale tax credits expected to be generated from qualified wells were reflected as reductions of future income tax expense on gas and oil producing activities.

                                                Year Ended December 31,
                                              --------------------------
                                              1994       1993       1992
                                              ----       ----       ----
                                                    (In thousands)

Future cash inflows                         $275,745   $225,423   $151,876
Future production and development costs     (108,241)   (82,499)   (62,520)
Future income tax expense                    (42,915)   (33,874)   (18,527)
                                            --------   --------   --------

    Future net cash flows                    124,589    109,050     70,829

10% annual discount for estimated timing
  of cash flows                              (77,184)   (65,395)   (39,673)
                                            --------   --------   --------
    Standardized measure of discounted
      future net cash flows                 $ 47,405   $ 43,655   $ 31,156
                                            --------   --------   --------

     Approximately 93.4 percent of the Company's reserves are natural gas reserves, the price for which has declined since year-end 1994. A recalculation of the standardized measure of discounted future net cash flows using prices at February 28, 1995 results in a decrease of $6.6 million to $40.8 million. The following table summarizes the principal sources of change in the standardized measure of discounted future cash flows:

                                                Year Ended December 31,
                                              --------------------------
                                              1994       1993       1992
                                              ----       ----       ----
                                                    (In thousands)
Sales and transfers of gas and oil
  produced, net of production costs          $(8,706)   $(7,245)   $(6,868)
Net changes in prices, production and
  development costs, and quality
  estimates                                   26,825     48,702     22,426
Addition of proved undeveloped reserves       16,039     17,590      6,206
Development costs incurred during the
  period                                      (9,578)    (5,479)    (1,451)
Accretion of discount                          6,540      3,967      2,961
Net change in income taxes                    (9,041)   (15,347)    (4,978)
Other, including changes in the discount
  other than due to accretion                (18,329)   (29,689)   (13,023)
                                             -------    -------    -------
                                             $ 3,750    $12,499    $ 5,273
                                             -------    -------    -------

     It is necessary to emphasize that the data presented above should not be viewed as necessarily representing the expected cash flow from, or current value of, existing proved reserves since the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates of demand, and governmental control, among other factors. Furthermore, actual prices and costs are likely to be substantially different from the current prices and costs utilized in the computation of reported amounts. In addition, the reported data are applicable only to gas and oil reserves classified as proved; no amounts are included with respect to additional reserves that may become proved in the future. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitations inherent therein.



Item 9.   Changes In and Disagreements With Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
     Incorporated by reference from the Company's Proxy Statement to be filed not later than 120 days after the Company's 1994 fiscal year end.

Item 11.  Executive Compensation
          ----------------------
     Incorporated by reference from the Company's Proxy Statement to be filed not later than 120 days after the Company's 1994 fiscal year end. The Report of the Compensation Committee of the Board of Directors is not incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
     Incorporated by reference from the Company's Proxy Statement to be filed not later than 120 days after the Company's 1994 fiscal year end.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
     Incorporated by reference from the Company's Proxy Statement to be filed not later than 120 days after the Company's 1994 fiscal year end.

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K
          --------------------------------
(a) 1. and 2.  Financial Statements
               --------------------

Financial Statements included in this report:

     Alamco, Inc., a Delaware corporation
          Independent Auditor's Report
          Consolidated Statement of Income for the
               Years Ended December 31, 1994, 1993 and 1992
          Consolidated Balance Sheet as of December 31, 1994 and 1993 Consolidated Statement of Changes in Stockholders' Equity for the
               Years Ended December 31, 1994, 1993 and 1992
          Consolidated Statement of Cash Flows for the
               Years Ended December 31, 1994, 1993 and 1992
          Notes to Consolidated Financial Statements

Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                   ALAMCO, INC.
                                   (Registrant)




                                   By:  /s/ John L. Schwager
                                        ----------------------------------
                                   John L. Schwager, President, Chief Executive
                                   Officer, Principal Executive Officer and
                                   Principal Financial Officer

Dated:  March 24, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Date                                Signature and Title
                ----                                -------------------


                                          /s/ John L. Schwager
          March 24, 1995                  --------------------------
                                          John L. Schwager
                                          President, Chief Executive
                                          Officer, Principal Executive Officer,
                                          Principal Financial Officer and
                                          Director




          March 24, 1995                  /s/ Robert S. Maust
                                         --------------------------
                                          Robert S. Maust
                                          Director




          March 24, 1995                  /s/ James B. Gehr
                                         --------------------------
                                          James B. Gehr
                                          Director




          March 24, 1995                  /s/ Richard R. Hoffman
                                         --------------------------
                                          Richard R. Hoffman
                                          Executive Vice President, Chief
                                          Operating Officer and Director





          March 24, 1995                  /s/ Stephen L. Barr
                                         --------------------------
                                          Stephen L. Barr
                                          Director






          March 24, 1995                  /s/ James H. Weber
                                          --------------------------
                                          James H. Weber
                                          Director





          March 24, 1995                  /s/ Thomas M. Levine
                                          --------------------------
                                          Thomas M. Levine
                                          Director





          March 24, 1995                  /s/ Steven E. May
                                          --------------------------
                                          Vice President and
                                          Controller (Principal Accounting
                                          Officer)



                                INDEX TO EXHIBITS

The following exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated herein by reference:




     Exhibit                                                                Prior Filing or Subsequential
       No.                          Description                                    Page No. Herein

       3.1        Certificate of Incorporation, as amended          Filed herewith

       3.2        By-laws, as amended                               Filed herewith

       4.1        Form of Rights Agreement dated as of November     Exhibit 4.1 to Current Report on Form 8-K
                  30, 1994 between Alamco, Inc. and Chemical        dated November 30, 1994* (1)
                  Bank

       4.2        Certificate of Designations, Preferences and      Exhibit 4.2 to Current Report on Form 8-K
                  Rights of Series A Preferred Stock of Alamco,     dated November 30, 1994* (1)
                  Inc.

      10.1        Gas Purchase Agreement between Phillips           Exhibit 10.2 to Annual Report on Form 10-K,
                  Petroleum Company and Hope Gas, Inc. dated        for Year Ended December 31, 1991* (1)
                  November 1, 1989

      10.2        Letter Agreement between the Company and Hope     Exhibit 10.27 to Amendment No. 1 to
                  Gas, Inc. dated May 19, 1992                      Registration Statement on Form S-2 filed on
                                                                    July 15, 1993 at Registration No. 33-64234*

      10.3        Letter Agreement between the Company and Hope     Filed herewith
                  Gas, Inc. dated November 10, 1994


      10.4        Letter Agreement between the Company and Hope     Filed herewith
                  Gas, Inc. dated November 23, 1994


      10.5        Memorandum of Agreement dated August 19, 1992,    Exhibit 10.28 to Amendment No. 1 to
                  between the Company, Phillips Petroleum           Registration Statement on Form S-2 filed on
                  Company and Hope Gas, Inc.                        July 15, 1993 at Registration No. 33-64234*


      10.6        Marketing Agreement between the Company and       Exhibit 10.2 to Quarterly Report on Form 10-
                  Phoenix-Alamco Ventures, a West Virginia          Q for Quarter ended September 30, 1993* (1)
                  limited liability company dated October 28,
                  1993


      10.7        Letter Agreement between the Company and CNG      Exhibit 10.8 to Annual Report on Form 10-K
                  Transmission Corporation dated March 23, 1993     for Year Ended December 31, 1993* (1)


      10.8        Gas Purchase Agreement between the Company and    Exhibit 10.2 to Quarterly Report on Form 10-
                  Access Energy Corporation dated April 1, 1993     Q, for Quarter Ended March 31, 1993*(1)

      10.9        Stock Option Agreement dated December 13, 1990    Exhibit A to Exhibit 10.4 to Annual Report
                  between the Company and John L. Schwager          on Form 10-K, for Year Ended December 31,
                                                                    1990* (1) (2)

      10.10       Amendment No. 1 dated April 15, 1992 to Stock     Exhibit 4.5 to Registration Statement on
                  Option Agreement referred to in Exhibit 10.9      Form S-8 filed May 22, 1992 at Registration
                                                                    No. 33-47194* (2)

      10.11       Employment Agreement between the Company and      Exhibit 10.9 to Annual Report on Form 10-K,
                  John L. Schwager dated December 17, 1992          for Year Ended December 31, 1992* (1) (2)


      10.12       First Amendment to Employment Agreement dated     Exhibit 10.11 to Annual Report on Form 10-K,
                  January 1, 1994 referred to in 10.11              for Year Ended December 31, 1993* (1) (2)


      10.13       Stock Option Agreement dated November 11, 1993    Exhibit 4.3 to Registration Statement on
                  between the Company and John L. Schwager          Form S-8 filed February 18, 1994 at
                                                                    Registration No. 33-75500* (2)


      10.14       Nonstatutory Stock Option Agreement dated         Exhibit 4.3 to Registration Statement on
                  November 1, 1994 between the Company and John     Form S-8 filed November 16, 1994 at
                  L. Schwager                                       Registration No. 33-86452* (2)


      10.15       Employment Agreement between the Company and      Filed herewith (2)
                  John L. Schwager dated January 1, 1995


      10.16       Employment Agreement between the Company and      Exhibit 10.4 to Annual Report on Form 10-K,
                  Richard R. Hoffman dated July 1, 1991             for Year Ended December 31, 1991* (1) (2)


      10.17       First Amendment to Employment Agreement dated     Exhibit 10.16 to Annual Report on Form 10-K
                  January 1, 1994 referred to in 10.16              for Year Ended December 31, 1993* (1) (2)


      10.18       Second Amendment to Employment Agreement dated    Exhibit 10.17 to Annual Report on Form 10-K
                  January 1, 1994 referred to in 10.16              for Year Ended December 31, 1993* (1) (2)

      10.19       Employment Agreement between the Company and      Filed herewith (2)
                  Richard R. Hoffman dated January 1, 1995

      10.20       Stock Option Agreement dated November 11, 1993    Exhibit 4.4 to Registration Statement on
                  between the Company and Richard R. Hoffman        Form S-8 filed February 18, 1994 at
                                                                    Registration No. 33-75500* (2)

      10.21       Employment Agreement between the Company and      Exhibit 10.5 to Annual Report on Form 10-K,
                  Steven E. May dated July 1, 1991                  for Year Ended December 31, 1991* (1) (2)


      10.22       Nonstatutory Stock Option Agreement dated         Exhibit 4.4 to Registration Statement on
                  November 1, 1994 between Alamco, Inc. and         Form S-8 filed November 16, 1994, at
                  Steven E. May                                     Registration No. 33-86452* (2)


      10.23       Employment Agreement between the Company and      Filed herewith (2)
                  Bridget D. Furbee dated January 1, 1995


      10.24       Restructuring Agreement with McJunkin             Exhibit 28.03 to Report on Form 8-K dated
                  Corporation                                       November 21, 1988* (1)


      10.25       Credit Agreement between the Company and BANK     Exhibit 10.15 to Annual Report on Form 10-K,
                  ONE, Texas, N.A. dated March 27, 1991             for Year Ended December 31, 1990, as amended
                                                                    by the Form 8 dated April 3, 1991* (1)

      10.26       First Amendment to Credit Agreement referred      Exhibit 10.14 to Registration Statement on
                  to in 10.25                                       Form S-2 filed on June 10, 1993 at
                                                                    Registration No. 33-64234*


      10.27       Second Amendment to Credit Agreement referred     Exhibit 19.1 to Quarterly Report on Form 10-
                  to in 10.25                                       Q for Quarter Ended March 31, 1993* (1)


      10.28       Third Amendment to Credit Agreement referred      Exhibit 10.1 to Quarterly Report on Form 10-
                  to in 10.25                                       Q for Quarter Ended September 30, 1993* (1)


      10.29       Fourth Amendment to Credit Agreement among        Exhibit 10.1 to Quarterly Report on Form 10-
                  Alamco, Inc., Alamco-Delaware, Inc. and BANK      Q for Quarter Ended September 30, 1994* (1)
                  ONE, Texas, N.A.

      10.30       Alamco, Inc. 1982 Employees' Stock Option Plan    Exhibit 4.1 to Registration Statement on
                                                                    Form S-8 filed October 9, 1987 at
                                                                    Registration No. 33-17841* (2)

      10.31       Alamco, Inc. 1982 Outside Directors' Stock        Exhibit 4.2 to Registration Statement on
                  Option Plan                                       Form S-8 filed October 9, 1987 at
                                                                    Registration No. 33-17841* (2)


      10.32       Alamco, Inc. 1992 Employees' Stock Option Plan    Exhibit 4.3 to Registration Statement on
                                                                    Form S-8 filed May 22, 1992 at Registration
                                                                    No. 33-47193* (2)


      10.33       Alamco, Inc. 1992 Equity Compensation Plan for    Exhibit 4.3 to Registration Statement on
                  Outside Directors                                 Form S-8 filed
                                                                    May 22, 1992 at Registration No. 33-47195*
                                                                    (2)


      10.34       The First National Bank of Morgantown, N.A.       Exhibit 10.19 to Annual Report on Form 10-K,
                  401(k) Trust Agreement                            for Year Ended December 31, 1992* (1) (2)


      10.35       Alamco, Inc. Savings and Protection Plan,         Exhibit 10.20 to Annual Report on Form 10-K,
                  effective as of October 1, 1987, as amended       for Year Ended December 31, 1992* (1) (2)
                  and restated as of January 1, 1991


      10.36       Amendment to the Alamco, Inc. Savings and         Exhibit 10.21 to Annual Report on Form 10-K,
                  Protection Plan dated June 23, 1992               for Year Ended December 31, 1992* (1) (2)


      10.37       Second Amendment to the Alamco, Inc. Savings      Exhibit 10.32 to Annual Report on Form 10-K,
                  and Protection Plan effective January 1, 1993     for Year Ended December 31, 1993* (1) (2)


      10.38       Third Amendment to the Alamco, Inc. Savings       Filed herewith (2)
                  and Protection Plan effective January 1, 1993


      10.39       Form of Nonstatutory Stock Option Agreement       Exhibit 4.3 to Registration Statement on
                  dated March 8, 1991, as amended by Amendment      Form S-8 filed May 22, 1992 at Registration
                  No. 1 dated April 15, 1992 (for options           No. 33-47192* (2)
                  granted to Richard R. Hoffman and Steven E.
                  May)

      10.40       Form of Indemnification Agreement (for            Exhibit 10.25 to Registration Statement on
                  directors/officers to which John L. Schwager,     Form S-2 filed on June 10, 1993 at
                  Richard R. Hoffman, Stephen L. Barr, James B.     Registration No. 33-64234*
                  Gehr, Robert S. Maust and James H. Weber are
                  parties)

      10.41       Form of Indemnification Agreement (for            Exhibit 10.26 to Registration Statement on
                  officers only to which Steven E. May and          Form S-2 filed on June 10, 1993 at
                  Bridget D. Furbee are parties)                    Registration No. 33-64234*

       21         Subsidiaries of the Company:
                  HAWG Hauling & Disposal, Inc., a
                    West Virginia corporation
                  Alamco-Delaware, Inc., a
                    Delaware corporation
                  Phoenix-Alamco Ventures, a
                    West Virginia limited liability

      24.1        Independent Auditors Consent dated March 3,       Filed herewith
                  1995


      24.2        Independent Petroleum Engineers Consent dated     Filed herewith
                  March 8, 1995


       27         Financial Data Schedule                           Filed herewith

Note (1):       Commission File No. 1-8490

Note (2):       Indicates management contracts and compensation plans.