Form 10-Q
period 1995-03-31
ALAMCO INC
filed 1995-05-15
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended March 31, 1995

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

- --------------------------------------------------------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                Yes   X      No
                                    ------      ------


      The number of shares outstanding of each of the registrant's classes of common stock as of May 1, 1995, is set forth below:

            Class of Stock                    Number of Shares Outstanding

     Common Stock, $.10 par value                       4,664,685


                         PART I.  Financial Information                  Pages


Item 1.  Financial Statements

         Condensed Consolidated Statement of Income . . . . . . . . . .    3
         for the three months ended March 31, 1995 and 1994

         Condensed Consolidated Balance Sheet as of . . . . . . . . . . . 4
         March 31, 1995 and December 31, 1994

         Condensed Consolidated Statement of Cash Flows . . . . . . . .    6
         for the three months ended March 31, 1995 and 1994

         Condensed Consolidated Statement of Stockholders'  . . . . . .    7
         Equity for the three months ended March 31, 1995 and 1994

         Notes to the Condensed Consolidated Financial  . . . . . . . .    8
         Statements

Item 2.  Management's Discussion and Analysis of  . . . . . . . . . . .   10
         Financial Condition and Results of Operations


                           PART II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   13


Signature Page            . . . . . . . . . . . . . . . . . . . . . . .   14



                                                        Three Months Ended
                                                            March 31,
                                                        -----------------

                                                       1995           1994
                                                       ----           ----



Revenues:
    Gas and oil sales                                $ 3,011        $ 2,808
    Well tending income                                  249            507
    Other                                                200             55
                                                       ------       -------

        Total revenues                                 3,460          3,370
                                                       ------       -------

Expenses:
    Operating                                          1,561          1,293
    General and administrative                           777            650
    Depreciation, depletion and
      amortization                                     1,016            730
    Interest                                             299             18
                                                      -------      --------
        Total expenses                                 3,653          2,691
                                                      -------      --------

        Income (loss) from operations                   (193)           679

Other nonoperating income, net                            64             34

                                                     --------       -------

    Income (loss) before income taxes                   (129)           713

Income tax (benefit) provision                           (27)           251
                                                     --------       -------


    Net income (loss)                                ($  102)       $   462
                                                     ========       =======

Net income (loss) per share                          ($ 0.02)         $0.10
                                                     ========       =======

Weighted average number of
    shares outstanding                             4,653,678      4,636,570
                                                   ==========     =========




                                              March 31,      December 31,
                                                1995            1994
                                                ----            ----
                                             (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents                $ 1,681           $ 2,632

    Accounts receivable                        2,363             2,693

    Due from partnerships and programs           127               140

    Inventories and other current assets         395               428
                                              ------            ------
        Total current assets                   4,566             5,893
                                              ------            ------


Property and equipment:

    Gas and oil producing properties
        (Successful Efforts Method)           72,423            71,782

    Other property and equipment               5,452             5,270
                                              ------           -------
                                              77,875            77,052

    Less accumulated depreciation,
        depletion and amortization            29,148            28,487
                                             -------           -------
                                              48,727            48,565

Other assets                                   1,570             1,600
                                             -------           -------

    Total assets                             $54,863           $56,058
                                             =======           =======



                                   (Continued)

                                           March 31,        December 31,
                                             1995              1994
                                             ----              ----
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and
        capital lease obligations             $   74         $   106
    Accounts payable                             760           1,325
    Accrued expenses and other                 1,005           1,398
    Due working interest and royalty owners
                                               1,133           1,064
    Deferred revenue                           1,258           1,165
                                              -------        -------
        Total current liabilities              4,230           5,058
                                              -------        -------

Long-term debt and capital lease obligations  13,126          12,889
Due working interest and royalty owners          548             888
Deferred revenue                                 111             333
Deferred taxes                                 8,068           8,011
Other long-term liabilities                      331             404
                                              -------        -------

        Total liabilities                     26,414          27,583
                                              -------        -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $1.00 per share;
        1,000,000 shares authorized; none issued
    Common stock, par value $.10 per share;
        7,500,000 shares authorized; 4,716,446
        and 4,712,713 shares issued and
        outstanding, respectively                472             471
    Additional paid-in capital                31,085          31,039
    Accumulated deficit since
        September 30, 1985
        quasi-reorganization                  (2,949)         (2,847)
                                            --------         -------

                                              28,608          28,663


    Less:  Treasury stock, at cost, 53,785
           and 63,360 shares of common
           stock, respectively                   159             188
                                             -------         -------


Total stockholders' equity                    28,449          28,475
                                             --------         -------

Total liabilities and stockholders' equity   $54,863         $56,058
                                             =======         =======


                                                        Three Months Ended
                                                            March 31,
                                                        -----------------

                                                       1995           1994
                                                       ----           ----
Cash flows from operating activities:

Net income (loss)                                   ($  102)        $  462
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, depletion and amortization            1,016            730
  Deferred taxes                                         57            228
  Gains on asset sales                                  (22)           (21)
  Issuance of stock for employee benefits and
    compensation expense                                 70             70
  Other factors, net                                      2              2
Increase (decrease) in cash from changes in:
  Accounts receivable                                   330            658
  Due from partnerships and programs                     13             18
  Due working interest and royalty owners                69           (434)
  Inventories and other current assets                   33             13
  Accounts payable & accrued expenses                  (958)            52
  Deferred revenue                                       93           (108)
                                                    --------       -------
    Net cash provided by operating activities           601          1,670
                                                    --------       -------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets                233            146
  Capital expenditures                               (1,350)        (1,290)
  Other assets                                           (9)           149
                                                    --------       -------
    Net cash used in investing activities            (1,126)          (995)
                                                    --------       -------
Cash flows from financing activities:
  Borrowings under line of credit                       750            500
  Payments on line of credit                           (500)            --
  Principal payments on long-term debt and
    capital lease obligations                           (47)           (60)
  Acquisition of treasury stock                          (5)            (6)
  Additional costs of public offering of common
    stock                                                --            (20)
  Proceeds from exercise of stock options                11              9
  Other liabilities                                    (635)          (568)
                                                     -------       -------
    Net cash used in financing activities              (426)          (145)
                                                     -------       -------

Net (decrease) increase in cash and cash equivalents   (951)           530
Cash and cash equivalents - beginning of period       2,632          2,465
                                                     -------       -------

Cash and cash equivalents - end of period           $ 1,681        $ 2,995
                                                     =======       =======

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                          $   303        $    15

Supplemental Schedule of Non-Cash Investing and
Financing Activities:

  Like-kind exchange of property                        --         $ 3,270

                                                     Accumulated
                                        Additional     Deficit
                             Common      Paid-in        Since      Treasury
                             Stock       Capital       09/30/85      Stock
                             ------       ------       --------     ------


Balance December 31, 1993    $  470      $30,981       ($4,493)       $215

Issuance of treasury stock       --           --            --         (70)

Acquisition of treasury stock    --           --            --           6

Exercise of stock options         1            8            --          --

Public stock offering additional
  costs                          --          (20)           --          --

Net income                       --           --           462          --
                               ----      -------       -------        ----

Balance March 31, 1994       $  471      $30,969       ($4,031)       $151
                               ====      =======       =======        ====




Balance December 31, 1994      $471      $31,039       ($2,847)       $188

Issuance of treasury stock       --           36            --         (34)

Acquisition of treasury stock    --           --            --           5

Exercise of stock options         1           10            --          --

Net loss                         --           --          (102)         --
                               ----      -------       -------        ----

Balance March 31, 1995         $472      $31,085       ($2,949)       $159
                               ====      =======       =======        ====





1.   Accounting Policies

     Reference is hereby made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 10-K"), which includes additional information about the Company, its operations and its consolidated financial statements, and contains a summary of major accounting policies followed by the Company in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly financial statements included herein. The year-end consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The management of the Company believes that all adjustments necessary to make a fair statement of the results in these interim periods have been made. All adjustments reflected in the financial statements are of a normal recurring nature except as described in the Notes to Condensed Consolidated Financial Statements. Net results for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


2.   Cash and Cash Equivalents

     Cash and cash equivalents totalled $1,681,000 at March 31, 1995. Of this amount, approximately $643,000 was available for general corporate purposes and the balance was held for third parties, including $453,000 in gas and oil sales proceeds held for eventual distribution to outside working interest and royalty owners, $370,000 representing the outside interest owners' estimated share of cash prepaid by CNG Transmission Corporation ("CNG") for future gas deliveries, and $215,000 withheld from outside working interest owners' distributions to be utilized for future ad valorem tax payments (Note 3). The Company's cash balance at March 31, 1995 includes $987,000 invested in commercial paper, U.S. Government and Agency Securities and Bankers' Acceptances having an average annualized percent of return of 5.9 percent.


3.   Plugging and Ad Valorem Tax Funds

     The Company retains a portion of outside investors' monthly gas and oil production proceeds to be utilized for anticipated future well plugging and abandonment costs and ad valorem tax payments. The funds, totalling $622,000 at March 31, 1995, are invested in securities issued or guaranteed by the United States Treasury at BANK ONE, Texas, N.A. ("BANK ONE") in accounts segregated from those of the Company, of which $455,000 is included in other assets. Interest earned on the funds accrues to the benefit of the working interest owners. Corresponding amounts recorded in assets are included in liabilities.


4.   Income Taxes

     Income taxes are provided for financial reporting purposes based on management's best estimate of the effective tax rate expected to be applicable for the full calendar year.




5.   Common Stock Held In Treasury

     The Company contributed 10,370 shares of its common stock held in treasury to the Company's 401(k) Plan on February 28, 1995 and January 19, 1994.


6.   Well Swap

     On March 31, 1994, the Company exchanged its interests in 141 gross wells for outside investors' interests in 237 gross wells. The exchange was effective March 1, 1994. The exchange has been treated as a like-kind exchange and no gain or loss has been recognized on this transaction.


7.   Section 29 Tax Credits

     Effective August 11, 1994, the Company, through a series of transactions, formed a partnership with a major East Coast financial institution (the "Institution"). The partnership is structured such that the Institution will be allocated IRC Section 29 tax credits as a result of production from properties contributed by the Company to the partnership. The institution initially paid $1.0 million (reduced by $100,000 for certain expenses incurred by the Institution), and will pay additional amounts, up to $4.0 million, in installments prior to December 31, 2002, upon achieving certain production minimums and satisfying other conditions. The amounts received are being recognized as other operating income based on production from these properties. In the first quarter of 1995, $158,000 of such income was recognized.


     Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three-month periods ended March 31, 1995 and 1994, respectively, are presented below.

                             Results of Operations

     The Company recorded a net loss of $102,000 for the three months ended March 31, 1995, compared to net income of $462,000 for the same period of 1994. A loss from operations for the first quarter of 1995 totalled $193,000 compared to income from operations of $679,000 for the first quarter of 1994.

     Total revenues of $3,460,000 in the first three months of 1995 were $90,000 or 2.7 percent higher than total revenues of $3,370,000 in the first three months of 1994.

     Gas and oil sales totalled $3,011,000 in the first quarter of 1995 and represented a $203,000 increase over the same period last year. Higher gas sales volumes, higher oil sales volumes and higher oil prices contributed $1,028,000, $141,000 and $78,000, respectively, to the increase and were substantially offset by lower average gas prices as compared to the first quarter of 1994 of $1,044,000. Gas and oil sales volumes totalled 1,392,400 equivalent thousand cubic feet ("EMCF"), a 43.0 percent increase over the 973,547 EMCF sold during the three month period ending March 31,
     1994.   The Company received on average $2.11 per MCF and $16.05 per barrel
     ("BBL") for the three month period ending March 31, 1995, compared to $2.94 per MCF and $12.30 per BBL in the same period last year.

     Well tending income decreased $258,000 due principally to the reduction in the number of wells the Company operates for outside investors because of a well swap effective March 1, 1994 (Note 6).

     Other operating revenue increased $145,000 due primarily to the recognition of income relative to the transaction in which the Company formed a partnership with an East Coast financial institution with respect to IRC
     Section 29 tax credits (Note 7).

     Total expenses in the first quarter of 1995 were $3,653,000, an increase of $962,000 or 35.7 percent from expenses in the first three months of 1994 of $2,691,000.

     Operating expenses were higher by $268,000 or 20.7 percent due primarily to higher gas and oil lifting expenses of $126,000 and higher employee-related expenses of $83,000 relative to additional employees and higher medical expenses.

     General and administrative expenses for the first quarter of 1995 were higher by $127,000 or 19.5 percent as compared to last year due principally to higher employee-related expenses of $70,000 as a result of an employee settlement and additional employees as compared to last year, and higher property taxes of $54,000.

     Depreciation, depletion and amortization expense was higher by $286,000 in the first quarter of 1995 due to, among other things, higher depletion expenses related to the increased drilling activity in 1994.

     Interest expense for the first three months of 1995 was $299,000, an increase of $281,000 over the same period last year due primarily to higher debt balances.

     Non-operating income in the first quarter of 1995 totalled $64,000 as compared to $34,000 in the same period last year.

     The Company recorded an income tax benefit of $27,000 in the first quarter of 1995 as compared to an income tax provision of $251,000 for the first quarter of 1994.

                         Liquidity and Capital Resources

     Working Capital. At March 31, 1995, the Company had working capital of $336,000, as compared to $835,000 at December 31, 1994. The $499,000 reduction in working capital is due to, among other things, lower accounts receivables resulting from the lower price received by the Company for gas sales in the first quarter of 1995 as compared to that received in the fourth quarter of 1994. In addition, working capital was adversely affected due to an increase in the current portion of deferred revenues and due working interest owners relative to the Company's decision to make additional volumes available for delivery to fulfill a production commitment for which the Company was prepaid.

Because the Bank One credit facility agreement, as amended, calls for the payment of interest only until July 1, 1996, current liabilities on the Company's March 31, 1995, balance sheet do not include any principal payments relative to the Bank One credit facility.

     Cash and cash equivalents totalled $1,681,000 at March 31, 1995. Of this amount, approximately $643,000 was available for general corporate purposes and the balance was held for third parties. Operating activities provided a net $601,000 while investing activities used a net $1,126,000 including $1,375,000 in capital expenditures. Financing activities used a net $426,000.

     Revolving Credit Facility. The Company has in place a $25.0 million revolving credit facility with Bank One. Currently $12.0 million is available for borrowing by the Company. Interest accrues and is paid monthly at a rate of Bank One's prime rate plus three-quarters of one percent.

     Capital Expenditures and Commitments. In the first quarter 1995, the Company's capital expenditures totalled $1,350,000 including approximately $1,056,000 spent on gas and oil investment activities.

     Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent, among other things, on the Company's assessment of the gas and oil business environment, the number of gas and oil prospects, and gas and oil business opportunities in general. The level of the Company's 1995 capital expenditures will to a great extent depend upon the gas prices received by the Company. Based on current gas futures prices, which indicate the Company will receive lower gas prices, as compared to the average prices received in the past 15 years, the Company's current capital budget limits annual drilling activities to an estimated five to ten wells in order to maintain leasehold positions, fulfill contractual commitments, defend competitive drainage positions and explore oil prospects. Over the past five years, the Company has averaged drilling 17 wells per year. The Company will continue with its enhancement program on existing wells, particularly the wells acquired in 1994 in Kentucky and where the Company has established a significant acreage position. The Company's objective will be to maintain current production and gas and oil reserve levels through well enhancements and limited drilling activity while using excess cash flow, if any, to retire debt. The Company plans to continue with its aggressive acreage acquisition strategy and will position itself to increase both exploratory and development drilling when gas prices recover. The Company remains committed to the acquisition of producing properties at favorable prices.

     Settlement of Columbia Litigation Claims. On June 8, 1992, the Company settled its outstanding gas purchase contract claims against Columbia. Pursuant to the settlement agreement, the Company, on behalf of itself and other interest owners in the wells covered by the settlement, has an allowed claim in the amount of $11,000,000 against Columbia, without security or priority, in Columbia's bankruptcy reorganization proceedings. The Company's share of the allowed claim is estimated to be approximately 55 percent, with the balance going to the other interest owners in the wells covered by the settlement. The Company's current financial statements do not include any benefits of the settlement. The timing and actual amount to be received by the Company and other interest owners will be affected by the terms of Columbia's reorganization plan and the amount of assets available to satisfy Columbia's unsecured creditors. On April 17, 1995, Columbia filed a proposed amended reorganization plan that provides for an initial distribution to the Company of 68.875 percent of the allowed claim upon confirmation of the amended plan, and a potential additional distribution of up to 3.625 percent of the allowed claim in the future depending upon various contingencies. The plan is subject to bankruptcy court and creditor approval. Management believes that the ultimate payment in respect of the Company's claim is likely to be substantial.

     Well Swap. On March 31, 1994, the Company exchanged its interests in approximately 141 gross wells for outside investors' interests in approximately 237 gross wells located in West Virginia. As a result of the like-kind exchange, well tending income is lower because of the reduced number of wells the Company operates for outside investors. The Company believes, however, that this reduction in well tending income will be offset over time by the effect of higher gas and oil revenues attributable to the Company's greater ownership interest in the wells.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Exhibit No.         Description                 Filing
          ----------          -----------                 ------

            27          Financial Data Schedule        Filed herewith


     (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1995.




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



          May 12, 1995                  /s/ John L. Schwager
                                        -------------------------------
                                        John L. Schwager, President,
                                        Chief Executive Officer, and
                                        Principal Financial Officer