Form 10-Q
period 1995-06-30
ALAMCO INC
filed 1995-08-14
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended June 30, 1995

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


                                Yes   X      No
                                    ------      ------


      The number of shares outstanding of each of the registrant's classes of common stock as of August 1, 1995, is set forth below:

            Class of Stock                    Number of Shares Outstanding

     Common Stock, $.10 par value                       4,690,606


                         PART I.  Financial Information                  Pages


Item 1.  Financial Statements

         Condensed Consolidated Statement of Income . . . . . . . . . .    3
         for the three and six months ended June 30, 1995 and 1994

         Condensed Consolidated Balance Sheet as of . . . . . . . . .   4 - 5
         June 30, 1995 and December 31, 1994

         Condensed Consolidated Statement of Cash Flows . . . . . . . .    6
         for the six months ended June 30, 1995 and 1994

         Condensed Consolidated Statement of Stockholders'  . . . . . .    7
         Equity for the six months ended June 30, 1995 and 1994

         Notes to the Condensed Consolidated Financial  . . . . . . .    8 - 9
         Statements

Item 2.  Management's Discussion and Analysis of  . . . . . . . . . .   10 - 13
         Financial Condition and Results of Operations


                           PART II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders  . . . . .  14

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   14


Signature Page            . . . . . . . . . . . . . . . . . . . . . . .   15



                              Three Months Ended          Six Months Ended
                                   June 30,                   June 30,
                              -------------------         ----------------
                               1995         1994          1995        1994
                               ----         ----          ----        ----

Revenues:
    Gas and oil sales        $3,048        $2,850       $6,059       $5,658
    Well tending income         287           317          536          824
    Other                       195            41          395           96
                              ------       ------        ------      ------

        Total revenues        3,530         3,208        6,990        6,578
                              ------       ------        ------      ------

Expenses:
    Operating                 1,609         1,309        3,170        2,602
    General & administrative    781           683        1,558        1,333
    Depreciation, depletion &
      amortization            1,029           771        2,045        1,501
    Interest                    332             1          631           19
                              ------       ------        ------      ------
        Total expenses        3,751         2,764        7,404        5,455
                              ------       ------        ------      ------

        Income (loss)
           from operations     (221)          444         (414)       1,123

Other nonoperating income,

    net                          50            63          114           97
                              ------       ------        ------      ------

    Income (loss) before
        income taxes           (171)          507         (300)       1,220

Income tax (benefit)
    provision                   (96)          186         (123)         437
                              ------       ------        ------     -------


    Net income (loss)          ($75)       $  321        ($177)      $  783
                              ======       ======        ======      ======

Net income (loss) per share  ($0.02)        $0.07       ($0.04)       $0.17
                               =====        =====         =====       =====

Weighted average number of
    shares outstanding     4,677,257    4,643,783     4,665,385   4,641,620
                           =========    =========     =========   =========




                                               June 30,      December 31,
                                                1995            1994
                                                ----            ----
                                             (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents                $ 1,935           $ 2,632

    Accounts receivable                        2,636             2,693

    Due from partnerships and programs           172               140

    Inventories and other current assets         419               428
                                              ------            ------
        Total current assets                   5,162             5,893
                                              ------            ------


Property and equipment:

    Gas and oil producing properties
        (Successful Efforts Method)           73,399            71,782

    Other property and equipment               5,476             5,270
                                              ------           -------
                                              78,875            77,052

    Less accumulated depreciation,
        depletion and amortization            30,136            28,487
                                             -------           -------
                                              48,739            48,565

Other assets                                   1,530             1,600
                                             -------           -------

    Total assets                             $55,431           $56,058
                                             =======           =======

                                   (Continued)

                                            June 30,        December 31,
                                             1995              1994
                                             ----              ----
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and
        capital lease obligations            $    73         $   106
    Accounts payable                             524           1,325
    Accrued expenses and other                 1,144           1,398
    Due working interest and royalty owners    1,197           1,064
    Deferred revenue                             904           1,165
                                              -------        -------
        Total current liabilities              3,842           5,058
                                              -------        -------

Long-term debt and capital lease obligations  14,193          12,889
Due working interest and royalty owners          509             888
Deferred revenue                                 149             333
Deferred taxes                                 7,888           8,011
Other long-term liabilities                      422             404
                                              -------        -------

        Total liabilities                     27,003          27,583
                                              -------        -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $1.00 per share;
        1,000,000 shares authorized; none issued
    Common stock, par value $.10 per share;
        15,000,000 and 7,500,000 shares
        authorized, respectively;
        4,745,413 and 4,712,713 shares
        issued and outstanding, respectively
                                                 475             471
    Additional paid-in capital                31,177          31,039
    Accumulated deficit since
        September 30, 1985
        quasi-reorganization                  (3,024)         (2,847)
                                            --------         -------

                                              28,628          28,663


    Less:  Treasury stock, at cost,
           59,392 and 63,360 shares of
           common stock, respectively            200             188
                                             -------         -------


Total stockholders' equity                    28,428          28,475
                                             --------         -------

Total liabilities and stockholders' equity   $55,431         $56,058
                                             =======         =======


                                                         Six Months Ended
                                                             June 30,
                                                        -----------------
                                                       1995           1994

                                                       ----           ----
Cash flows from operating activities:
Net income (loss)                                     ($177)        $  783
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, depletion and amortization            2,045          1,501
  Deferred taxes                                       (123)           387
  Gains on asset sales                                  (22)           (57)
  Issuance of stock for employee benefits and
    compensation expense                                 70             70
  Other factors, net                                      2              6
Increase (decrease) in cash from changes in:
  Accounts receivable                                    57          1,077
  Due from partnerships and programs                    (32)           (34)
  Due working interest and royalty owners               133           (734)
  Inventories and other current assets                    9           (112)
  Accounts payable & accrued expenses                (1,055)           (24)
  Deferred revenue                                     (261)          (108)
                                                    --------       -------
    Net cash provided by operating activities           646          2,755
                                                    --------       -------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets                237            221
  Capital expenditures                               (2,356)        (4,195)
  Other assets                                           (8)            89
                                                    --------       -------
    Net cash used in investing activities            (2,127)        (3,885)
                                                    --------       -------
Cash flows from financing activities:
  Borrowings under line of credit                     1,800          1,900
  Payments on line of credit                           (500)            --
  Additions to long-term debt                            32             --
  Principal payments on long-term debt and
    capital lease obligations                           (63)          (122)
  Acquisition of treasury stock                         (46)            (6)
  Additional costs of public offering of common stock    --            (20)
  Proceeds from exercise of stock options               106              9
  Other liabilities                                    (545)          (741)
                                                     -------       -------
    Net cash provided by financing activities           784          1,020
                                                     -------       -------

Net decrease in cash and cash equivalents              (697)          (110)
Cash and cash equivalents - beginning of period       2,632          2,465
                                                     -------       -------

Cash and cash equivalents - end of period            $1,935        $ 2,355
                                                     =======       =======

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                           $  628        $    56
  Income Taxes                                       $   --        $    55

Supplemental Schedule of Non-Cash Investing and
Financing Activities:

  Like-kind exchange of property                         --        $ 3,270


                                                     Accumulated
                                        Additional     Deficit
                             Common      Paid-in        Since      Treasury
                             Stock       Capital       09/30/85      Stock

                             ------       ------       --------     ------


Balance December 31, 1993    $  470      $30,981       ($4,493)       $215

Issuance of treasury stock       --           36            --         (34)

Acquisition of treasury stock    --           --            --           6

Exercise of stock options         1            8            --          --

Public stock offering additional
  costs                          --          (20)           --          --

Net income                       --           --           783          --
                               ----      -------       -------        ----

Balance June 30, 1994        $  471      $31,005       ($3,710)       $187
                               ====      =======       =======        ====




Balance December 31, 1994      $471      $31,039       ($2,847)       $188

Issuance of treasury stock       --           36            --         (34)

Acquisition of treasury stock    --           --            --          46

Exercise of stock options         4          102            --          --

Net loss                         --           --          (177)         --
                               ----      -------       -------        ----

Balance June 30, 1995          $475      $31,177       ($3,024)       $200
                               ====      =======       =======        ====





1.   Accounting Policies

     Reference is hereby made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which includes additional information about the Company, its operations and its consolidated financial statements, and contains a summary of major accounting policies followed by the Company in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly financial statements included herein. The year-end consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The management of the Company believes that all adjustments necessary to make a fair statement of the results in these interim periods have been made. All adjustments reflected in the financial statements are of a normal recurring nature except as described in the Notes to Condensed Consolidated Financial Statements. Net results for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.


2.   Cash and Cash Equivalents

     Cash and cash equivalents totalled $1,935,000 at June 30, 1995. Of this amount, approximately $1,003,000 was available for general corporate purposes and the balance was held for third parties, including $396,000 in gas and oil sales proceeds held for eventual distribution to outside working interest and royalty owners, $321,000 representing the outside interest owners' estimated share of cash prepaid by CNG Transmission Corporation ("CNG") for future gas deliveries, and $215,000 withheld from outside working interest owners' distributions to be utilized for future ad valorem tax payments (Note 3). The Company's cash balance at June 30, 1995 includes $1,569,000 invested in commercial paper, U.S. Government and Agency Securities and Bankers' Acceptances having a current average annualized return of 5.6 percent.


3.   Plugging and Ad Valorem Tax Funds

     The Company retains a portion of outside investors' monthly gas and oil production proceeds to be utilized for anticipated future well plugging and abandonment costs and ad valorem tax payments. The funds, totalling $681,000 at June 30, 1995, are invested in securities issued or guaranteed by the United States Treasury at BANK ONE, Texas, N.A. ("BANK ONE") in accounts segregated from those of the Company, of which $466,000 is included in other assets. Interest earned on the funds accrues to the benefit of the working interest owners. Corresponding amounts recorded in assets are included in liabilities.


4.   Income Taxes

     Income taxes are provided for financial reporting purposes based on management's best estimate of the effective tax rate expected to be applicable for the full calendar year.




5.   Common Stock Held In Treasury

     The Company contributed 10,370 shares of its common stock held in treasury to the Company's 401(k) Plan on both February 28, 1995 and January 19, 1994.


6.   Well Swap

     On March 31, 1994, the Company exchanged its interests in 141 gross wells for outside investors' interests in 237 gross wells. The exchange was effective March 1, 1994. The exchange has been treated as a like-kind exchange and no gain or loss has been recognized on this transaction.


7.   Section 29 Tax Credits

     Effective August 11, 1994, the Company, through a series of transactions, formed a partnership with a major East Coast financial institution (the "Institution"). The partnership is structured such that the Institution will be allocated IRC Section 29 tax credits as a result of production from properties contributed by the Company to the partnership. The institution initially paid $1.0 million (reduced by $100,000 for certain expenses incurred by the Institution), and will pay additional amounts, up to $4.0 million, in installments prior to December 31, 2002, upon achieving certain production minimums and satisfying other conditions. The amounts received are being recognized as other operating income based on production from these properties. In the first six months of 1995, $322,000 of such income was recognized.


8.   Common Stock Designation

     On May 12, 1995, the Company's stockholders approved the amendment of the Company's Certificate of Incorporation to increase the authorized capital of the Company from 8,500,000 shares to 16,000,000 shares, of which the authorized Common Stock of the Company was increased from 7,500,000 shares to 15,000,000 shares. The Capital Stock amendment did not change the authorized Preferred Stock of the Company.



     Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three and six-month periods ended June 30, 1995 and 1994, respectively, are presented below.

                             Results of Operations

     The Company recorded a net loss of $177,000 for the six months ended
June 30, 1995, compared to net income of $783,000 for the same period of 1994. A loss from operations for the first six months of 1995 totalled $414,000 compared to income from operations of $1,123,000 for the first six months of 1994.

     Total revenues of $6,990,000 in the first six months of 1995 were $412,000 or 6 percent higher than total revenues of $6,578,000 in the first six months of 1994.

     Gas and oil sales totalled $6,059,000 in the first six months of 1995 and represented a $401,000 increase over the same period last year. Higher gas sales volumes, higher oil sales volumes and higher oil prices contributed $1,940,000, $224,000 and $104,000, respectively, to the increase and were substantially offset by lower average gas prices of $1,867,000 as compared to the first six months of 1994. Gas and oil sales volumes totalled 2,875,445 equivalent thousand cubic feet ("EMCF"), a 38 percent increase over the 2,075,481 EMCF sold during the six month period ended June 30,
     1994.   The Company received on average $2.05 per MCF and $16.28 per barrel
     ("BBL") for the six month period ended June 30, 1995, compared to $2.76 per MCF and $13.83 per BBL in the same period last year.

     Well tending income decreased $288,000 due principally to the reduction in the number of wells the Company operates for outside investors because of a well swap effective March 1, 1994 (Note 6).

     Other operating revenue increased $299,000 due primarily to the recognition of income relative to the transaction in which the Company formed a partnership with an East Coast financial institution with respect to IRC
     Section 29 tax credits (Note 7).

     Total expenses in the first six months of 1995 were $7,404,000, an increase of $1,949,000 or 36 percent from expenses in the first six months of 1994 of $5,455,000.

     Operating expenses were higher by $568,000 or 22 percent due primarily to higher gas and oil lifting expenses of $256,000, higher employee-related expenses of $169,000 relative to additional employees and higher medical expenses, and $132,000 in nonrecurring expenses primarily for the Company's unsuccessful effort to purchase the oil and gas minerals underlying the Coopers Rock State Forest in Monongalia County, West Virginia.

     General and administrative expenses for the first six months of 1995 were higher by $225,000 or 17 percent as compared to last year due principally to higher employee-related expenses of $166,000 as a result of higher medical expenses, an employee settlement, an employee bonus and additional employees as compared to last year, and higher property taxes of $71,000.

     Depreciation, depletion and amortization expense was higher by $544,000 in the first six months of 1995 due to, among other things, higher depletion expenses related to the increased drilling activity and acquisitions in 1994.

     Interest expense for the first six months of 1995 was $631,000, an increase of $612,000 over the same period last year due primarily to higher debt balances.

     Non-operating income in the first six months of 1995 totalled $114,000 as compared to $97,000 in the same period last year.

     The Company recorded an income tax benefit of $123,000 for the six month period ended June 30, 1995, as compared to an income tax provision of $437,000 last year.

     The Company reported a net loss of $75,000 for the three months ended June 30, 1995, compared to net income of $321,000 for the three months ended June 30, 1994. Loss from operations totalled $221,000 for the second quarter of 1995, compared to income from operations of $444,000 for the same period last year.

     Second quarter 1995 revenues of $3,530,000 were higher by $322,000 or 10 percent compared to total revenues of $3,208,000 for the same period last year.

     Gas and oil sales increased by $198,000 to $3,048,000 over second quarter 1994 gas and oil sales of $2,850,000 due primarily to higher gas and oil volumes of $917,000 and $70,000, respectively, and higher oil prices of
     $39,000.  Lower gas prices adversely affected revenues by $828,000.   Gas
     and oil sales volumes totalled 1,483,025 EMCF and 1,101,934 EMCF for the second quarters of 1995 and 1994, respectively. The Company received an average $1.99 per MCF and $16.50 per BBL for the second quarter of 1995 compared to $2.60 per MCF and $14.68 per BBL last year.

     Well tending income of $287,000 for the three months ended June 30, 1995, was lower by $30,000.

     Other revenue increased $154,000 due principally to recognition of income from IRC Section 29 credits.

     Expenses in the three months ended June 30, 1995 totalled $3,751,000 and were $987,000 or 36 percent higher than the three months ended June 30, 1994, when expenses totalled $2,764,000.

     Operating expenses of $1,609,000 for the quarter were $300,000 higher than the second quarter last year due principally to higher employee-related expenses, including medical expenses, gas and oil operating expenses and abandonment expenses associated with the above mentioned Coopers Rock transaction.

     General and administrative expenses were $98,000 higher than the same period last year due to, among other things, higher employee-related expenses including higher medical expenses.

     Depreciation, depletion and amortization expense was higher by $258,000 for the same reason stated in the six-months results. Interest expense was higher by $331,000 due to higher debt balances and the absence of the capitalization of interest expense related to drilling projects.

     Non-operating income in the second quarter of 1995 totalled $50,000 or a decrease of $13,000 from the second quarter of 1994 due to, among other things, lower gains on asset sales.

     The Company recorded an income tax benefit of $96,000 in the second quarter of 1995 as compared to an income tax provision of $186,000 for the second quarter of 1994.



                         Liquidity and Capital Resources

     Working Capital.  At June 30, 1995, the Company had working capital of

$1,320,000, as compared to $835,000 at December 31, 1994.  The $485,000 increase in working capital is due to predominately a reduction in accounts payable due to lower drilling levels. Because the Bank One credit facility agreement, as amended, calls for the payment of interest only until July 1, 1998, current liabilities on the Company's June 30, 1995, balance sheet do not include any principal payments relative to the Bank One credit facility.

     Cash and cash equivalents totalled $1,935,000 at June 30, 1995. Of this amount, approximately $1,003,000 was available for general corporate purposes and the balance was held for third parties. Operating activities provided a net $646,000 while investing activities used a net $2,127,000 including $2,356,000 in capital expenditures. Financing activities provided a net $784,000.

     Revolving Credit Facility. The Company has in place a $25.0 million revolving credit facility with Bank One. Currently $10.9 million is available for borrowing by the Company. Interest accrues and is paid monthly at a rate of Bank One's prime rate plus three-quarters of one percent.

     The Company is currently negotiating an Amended and Restated Credit Agreement with Bank One which will provide, among other things, for an increased facility amount and a reduction in the interest rate.

     Capital Expenditures and Commitments. In the first six months of 1995, the Company's capital expenditures totalled $2,356,000 including approximately $1,990,000 spent on gas and oil investment activities.

     Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent, among other things, on the Company's assessment of the gas and oil business environment, the number of gas and oil prospects available to the Company, and gas and oil business opportunities in general. The level of the Company's 1995 capital expenditures will to a great extent depend upon the gas prices received by the Company. Based on current gas futures prices, which indicate the Company will receive lower gas prices, as compared to the average prices received in the past 15 years, the Company's current capital budget limits annual drilling activities to an estimated five to ten wells in order to maintain leasehold positions, fulfill contractual commitments, defend competitive drainage positions and explore oil prospects. Over the past five years, the Company has averaged drilling 17 wells per year. The Company will continue with its enhancement program on existing wells, particularly the wells acquired in 1994 in Kentucky and where the Company has established a significant acreage position. The Company's objective will be to maintain current production and gas and oil reserve levels through well
enhancements and limited drilling activity.   The Company plans to continue with
its aggressive acreage acquisition strategy and will position itself to increase both exploratory and development drilling when gas prices recover. The Company remains committed to the acquisition of producing properties at favorable prices.

     Settlement of Columbia Litigation Claims. On June 8, 1992, the Company settled its outstanding gas purchase contract claims against Columbia. Pursuant to the settlement agreement, the Company, on behalf of itself and other interest owners in the wells covered by the settlement, has an allowed claim in the amount of $11,000,000 against Columbia, without security or priority, in Columbia's bankruptcy reorganization proceedings. The Company's share of the allowed claim is estimated to be approximately 55 percent, with the balance going to the other interest owners in the wells covered by the settlement. The Company's current financial statements do not include any benefits of the settlement. The timing and actual amount to be received by the Company and other interest owners will be affected by the terms of Columbia's reorganization plan and the amount of assets available to satisfy Columbia's unsecured creditors. Columbia is seeking bankruptcy court approval of its second Amended Plan of Reorganization, as further amended dated July 17, 1995 (the "Plan").
The Plan provides for an initial distribution to the Company of 68.875 percent of the allowed claim upon confirmation of the Plan, and a potential additional distribution of up to 3.625 percent of the allowed claim in the future depending upon various contingencies. The Plan remains subject to bankruptcy court approval in accordance with the requirements for confirmation of a bankruptcy plan of reorganization set forth in Chapter 11 of the United States Bankruptcy Code.
     Shut-ins. During mid-July 1995, CNG informed the Company and other local suppliers that CNG system production would be shut-in for a period of up to two weeks for system maintenance. Also during this time, Hope Gas, Inc. ("Hope") notified the Company that all Hope system production would have to be shut-in for a two-week period in August for system maintenance. Additionally, the Wiser Oil Company notified the Company of a two-week system maintenance shut-in affecting the Company's Kentucky production. These shut-ins will adversely, though not materially, affect third quarter 1995 sales volumes, revenues and cash flow.

Item 4.   Submission of Matters to a Vote of Security Holders

     The 1995 Annual Meeting of Stockholders of the Company was held on May 12, 1995, for the purpose of electing two directors each to serve a three year term expiring at the 1998 Annual Meeting of Stockholders and one director to serve a one year term expiring at the 1996 Annual Meeting. Robert S. Maust and Thomas
M. Levine were each reelected to three year terms and James B. Gehr was reelected to a one year term. The term of office as director for each of Stephen L. Barr, Richard R. Hoffman, John L. Schwager and James H. Weber continued after the meeting.

     Messrs. Maust, Levine and Gehr received the following votes:

                                                 Votes
                                               Against/
                              Votes For        Withheld        Abstentions
                              ---------        --------        -----------
Robert S. Maust               3,832,270         489,624              0
Thomas M. Levine              3,827,560         494,334              0
James B. Gehr                 3,830,766         491,128              0

     The stockholders also approved a proposal to increase the authorized capital of the Company from 8,500,000 to 16,000,000 shares, of which authorized Common Stock was increased from 7,500,000 to 15,000,000 shares, par value $.10 per share. There were 3,845,270 shares voted in favor of the Proposal, 438,715 against and 37,909 abstaining.

     Additionally, there were 4,001,666 shares voted in favor of the proposal to increase the number of shares available for issuance under the Alamco, Inc. 1992 Employees Stock Option Plan from 100,000 to 250,000, with 285,670 shares voting against and 34,558 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

   Exhibit No.             Description                          Filing
   ----------              -----------                          ------

      3.1   Articles of Incorporation of Alamco, Inc.,      Filed herewith
            as amended.

      4.1   Certificate of Amendment of Certificate of      Filed herewith
            Incorporation of Alamco, Inc., as filed
            with the Delaware Secretary of State on
            May 12, 1995.

      4.2   Certificate of Designation of Common Stock      Filed herewith
            of Alamco, Inc., as filed with the Delaware
            Secretary of State on May 12, 1995.

     10.1   Alamco, Inc. Directors' Deferred Income         Filed herewith
            Plan.

     10.2   Form of Deferral Agreement between              Filed herewith
            Alamco, Inc. and its Directors.

     27     Financial Data Schedule.                        Filed herewith

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 1995.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



          August 11, 1995               /s/ John L. Schwager
                                        -------------------------------
                                        John L. Schwager, President,
                                        Chief Executive Officer, and
                                        Principal Financial Officer