Form 10-Q
period 1995-09-30
ALAMCO INC
filed 1995-11-13
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30, 1995

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


                                Yes   X      No
                                    ------      ------


      The number of shares outstanding of each of the registrant's classes of common stock as of November 1, 1995, is set forth below:

            Class of Stock                    Number of Shares Outstanding

     Common Stock, $.10 par value                       4,694,106


                         PART I.  Financial Information                  Pages


Item 1.  Financial Statements

         Condensed Consolidated Statement of Income . . . . . . . . . .    3
         for the three and nine months ended September 30, 1995 and 1994

         Condensed Consolidated Balance Sheet as of . . . . . . . . .   4 - 5
         September 30, 1995 and December 31, 1994

         Condensed Consolidated Statement of Cash Flows . . . . . . . .    6
         for the nine months ended September 30, 1995 and 1994

         Condensed Consolidated Statement of Stockholders'  . . . . . .    7
         Equity for the nine months ended September 30, 1995 and 1994

         Notes to the Condensed Consolidated Financial  . . . . . . .    8 - 9
         Statements

Item 2.  Management's Discussion and Analysis of  . . . . . . . . . .   10 - 13
         Financial Condition and Results of Operations


                           PART II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   14


Signature Page            . . . . . . . . . . . . . . . . . . . . . . .   15



                              Three Months Ended          Nine Months Ended
                                 September 30,              September 30,
                              -------------------         ----------------
                               1995         1994          1995        1994
                               ----         ----          ----        ----

Revenues:
    Gas and oil sales        $2,668        $3,131       $8,727       $8,789
    Well tending income         275           175          811          999
    Other                       206           158          601          254
                              ------       ------        ------      ------

        Total revenues        3,149         3,464       10,139       10,042
                              ------       ------        ------      ------

Expenses:
    Operating                 1,692         1,388        4,862        3,990
    General & administrative    754           697        2,312        2,030
    Depreciation, depletion &
      amortization            1,065           915        3,110        2,416
    Interest                    185            61          816           80
                              ------       ------        ------      ------
        Total expenses        3,696         3,061       11,100        8,516
                              ------       ------        ------      ------

        Income (loss)
           from operations     (547)          403         (961)       1,526

Other nonoperating income,
    net                          31            30          145          127
                              ------       ------        ------      ------

    Income (loss) before
        income taxes           (516)          433         (816)       1,653

Income tax (benefit)
    provision                  (164)           80         (287)         517
                              ------       ------        ------     -------


    Net income (loss)         ($352)       $  353        ($529)      $1,136
                              ======       ======        ======      ======

Net income (loss) per share  ($0.08)        $0.08       ($0.11)       $0.24
                              ======       ======        ======      ======

Weighted average number of
    shares outstanding     4,690,556    4,648,073     4,673,868   4,643,709
                           =========    =========     =========   =========




                                            September 30,    December 31,
                                                1995            1994
                                                ----            ----
                                             (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents                $ 1,868           $ 2,632

    Accounts receivable                        2,092             2,693

    Due from partnerships and programs           225               140

    Inventories and other current assets         427               428
                                              ------            ------
        Total current assets                   4,612             5,893
                                              ------            ------


Property and equipment:

    Gas and oil producing properties
        (Successful Efforts Method)           75,008            71,782

    Other property and equipment               5,525             5,270
                                              ------           -------
                                              80,533            77,052

    Less accumulated depreciation,
        depletion and amortization            31,162            28,487
                                             -------           -------
                                              49,371            48,565

Other assets                                   1,419             1,600
                                             -------           -------

    Total assets                             $55,402           $56,058
                                             =======           =======



                                   (Continued)

                                         September 30,      December 31,
                                             1995              1994
                                             ----              ----
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and
        capital lease obligations             $   46         $   106
    Accounts payable                           1,239           1,325
    Accrued expenses and other                 1,256           1,398
    Due working interest and royalty owners
                                                 920           1,064
    Deferred revenue                             564           1,165
                                              -------        -------
        Total current liabilities              4,025           5,058
                                              -------        -------

Long-term debt and capital lease obligations  14,793          12,889
Due working interest and royalty owners          404             888
Deferred revenue                                  30             333
Deferred taxes                                 7,666           8,011
Other long-term liabilities                      373             404
                                              -------        -------

        Total liabilities                     27,291          27,583
                                              -------        -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $1.00 per share;
        1,000,000 shares authorized; none issued
    Common stock, par value $.10 per share;
        15,000,000 and 7,500,000 shares
        authorized, respectively;
        4,749,998 and 4,712,713 shares
        issued and outstanding, respectively
                                                 475             471

    Additional paid-in capital
                                              31,212          31,039

    Accumulated deficit                       (3,376)         (2,847)
                                            --------         -------

                                              28,311          28,663


    Less:  Treasury stock, at cost,
           59,392 and 63,360 shares of
           common stock, respectively            200             188
                                             -------         -------


Total stockholders' equity                    28,111          28,475
                                             --------         -------

Total liabilities and stockholders' equity   $55,402         $56,058
                                             =======         =======


                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                       1995           1994
                                                       ----           ----
Cash flows from operating activities:

Net income (loss)                                     ($529)       $ 1,136
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, depletion and amortization            3,110          2,416
  Deferred taxes                                       (345)           481
  Gains on asset sales                                  (22)           (75)
  Issuance of stock for employee benefits and
    compensation expense                                105            102
  Other factors, net                                      6              9
Increase (decrease) in cash from changes in:
  Accounts receivable                                   601          1,463
  Due from partnerships and programs                    (85)             4
  Due working interest and royalty owners              (144)        (1,168)
  Inventories and other current assets                    1           (109)
  Accounts payable & accrued expenses                  (228)           770
  Deferred revenue                                     (601)           496
                                                    --------       -------
    Net cash provided by operating activities         1,869          5,525
                                                    --------       -------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets                242            332
  Capital expenditures                               (4,019)        (6,978)
  Payment for acquisition of producing properties        --         (5,534)
  Investment in limited partnership                      (6)          (160)
  Other assets                                           70           (755)
                                                    --------       -------
    Net cash used in investing activities
                                                     (3,713)       (13,095)
                                                    --------       -------
Cash flows from financing activities:
  Borrowings under line of credit                     2,400          9,300
  Payments on line of credit                           (500)        (1,000)
  Additions to long-term debt                            16             --
  Principal payments on long-term debt and
    capital lease obligations                           (78)          (181)
  Acquisition of treasury stock                         (46)            (6)
  Additional costs of public offering of common stock    --            (20)
  Proceeds from exercise of stock options               106              9
  Other liabilities                                    (818)          (719)
                                                     -------       -------
    Net cash provided by financing activities         1,080          7,383
                                                     -------       -------

Net decrease in cash and cash equivalents              (764)          (187)
Cash and cash equivalents - beginning of period       2,632          2,465
                                                     -------       -------

Cash and cash equivalents - end of period            $1,868        $ 2,278
                                                     =======       =======

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                           $  928        $   216
  Income Taxes                                       $   57        $    55

Supplemental Schedule of Non-Cash Investing and
Financing Activities:

  Like-kind exchange of property                         --        $ 3,270



                                        Additional
                             Common      Paid-in      Accumulated  Treasury
                             Stock       Capital       Deficit       Stock

                             ------       ------       --------     ------


Balance December 31, 1993    $  470      $30,981       ($4,493)       $215

Issuance of treasury stock       --           36            --         (34)

Issuance of common stock         --           32            --          --

Acquisition of treasury stock    --           --            --           6

Exercise of stock options         1            8            --          --

Public stock offering additional
  costs                          --          (20)           --          --

Net income                       --           --         1,136          --
                               ----       -------       -------       ----

Balance September 30, 1994   $  471      $31,037       ($3,357)       $187
                               ====      =======       =======        ====




Balance December 31, 1994      $471      $31,039       ($2,847)       $188

Issuance of treasury stock       --           36            --         (34)

Issuance of common stock         --           35            --          --

Acquisition of treasury stock    --           --            --          46

Exercise of stock options         4          102            --          --

Net loss                         --           --          (529)         --
                               ----      -------       -------        ----

Balance September 30, 1995     $475      $31,212       ($3,376)       $200
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

     The management of the Company believes that all adjustments necessary to make a fair statement of the results in these interim periods have been made. All adjustments reflected in the financial statements are of a normal recurring nature except as described in the Notes to Condensed Consolidated Financial Statements. Net results for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


2.   Cash and Cash Equivalents

     Cash and cash equivalents totalled $1,868,000 at September 30, 1995. Of this amount, approximately $1,209,000 was available for general corporate purposes and the balance was held for third parties, including $280,000 in gas and oil sales proceeds held for eventual distribution to outside working interest and royalty owners, $218,000 representing the outside interest owners' estimated share of cash prepaid by CNG Transmission Corporation ("CNG") for future gas deliveries, and $161,000 withheld from outside working interest owners' distributions to be utilized for future ad valorem tax payments (Note
3). The Company's cash balance at September 30, 1995 includes $1,616,000 invested in commercial paper, U.S. Government and Agency Securities and Bankers' Acceptances having a current average annualized return of 5.6 percent.


3.   Plugging and Ad Valorem Tax Funds

     The Company retains a portion of outside investors' monthly gas and oil production proceeds to be utilized for anticipated future well plugging and abandonment costs and ad valorem tax payments. The funds, totalling $566,000 at September 30, 1995, are invested in securities issued or guaranteed by the United States Treasury at Bank One, Texas, N.A. ("Bank One") in accounts segregated from those of the Company, of which $405,000 is included in other assets. Interest earned on the funds accrues to the benefit of the working interest owners. Corresponding amounts recorded in assets are included in liabilities.


4.   Income Taxes

     Income taxes are provided for financial reporting purposes based on management's best estimate of the effective tax rate expected to be applicable for the full calendar year.


5.   Common Stock Held In Treasury

     The Company contributed 10,370 shares of its common stock held in treasury to the Company's 401(k) Plan on both February 28, 1995 and January 19, 1994.


6.   Well Swap

     On March 31, 1994, the Company exchanged its interests in 141 gross wells for outside investors' interests in 237 gross wells. The exchange was effective March 1, 1994. The exchange has been treated as a like-kind exchange, and no gain or loss has been recognized on this transaction.


7.   Section 29 Tax Credits

     Effective August 11, 1994, the Company, through a series of transactions, formed a partnership with a major East Coast financial institution (the "Institution"). The partnership is structured such that the Institution will be allocated IRC Section 29 tax credits as a result of production from properties contributed by the Company to the partnership. The institution initially paid $1.0 million (reduced by $100,000 for certain expenses incurred by the Institution), and will pay additional amounts, up to $4.0 million, in installments prior to December 31, 2002, upon achieving certain production minimums and satisfying other conditions. The amounts received are being recognized as other operating income based on production from these properties. In the first nine months of 1995, $488,000 of such income was recognized.


8.   Common Stock Designation

     On May 12, 1995, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized capital of the Company from 8,500,000 shares to 16,000,000 shares, of which the authorized Common Stock of the Company was increased from 7,500,000 shares to 15,000,000 shares. The Capital Stock amendment did not change the authorized Preferred Stock of the Company.

     Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three and nine month periods ended September 30, 1995 and 1994, respectively, are presented below.

                             Results of Operations

     The Company recorded a net loss of $529,000 for the nine months ended September 30, 1995, compared to net income of $1,136,000 for the same period of 1994. A loss from operations for the first nine months of 1995 totalled $961,000 compared to income from operations of $1,526,000 for the first nine months of 1994.

     Total revenues of $10,139,000 in the first nine months of 1995 were $97,000 or 1 percent higher than total revenues of $10,042,000 in the first nine months of 1994.

     Gas and oil sales totalled $8,727,000 in the first nine months of 1995 and represented a $62,000 decrease over the same period last year. Lower gas prices resulted in a decrease of $2,220,000 which was substantially offset by higher gas sales volumes, higher oil sales volumes and higher oil prices of $1,875,000, $211,000 and $72,000, respectively, as compared to the first nine months of 1994. Gas and oil sales volumes totalled 4,231,000 equivalent thousand cubic feet ("EMCF"), a 24 percent increase over the 3,419,000 EMCF sold during the nine month period ended September 30, 1994. The Company received on average $2.01 per MCF and $15.97 per barrel ("BBL") for the nine month period ended September 30, 1995, compared to $2.58 per MCF and $14.75 per BBL in the same period last year.

     Well tending income decreased $188,000 due principally to the reduction in the number of wells the Company operates for outside investors because of a well swap effective March 1, 1994 (Note 6).

     Other operating revenue increased $347,000 due primarily to the recognition of income relative to the transaction in which the Company formed a partnership with an East Coast financial institution with respect to IRC
     Section 29 tax credits (Note 7).

     Total expenses in the first nine months of 1995 were $11,100,000, an increase of $2,584,000 or 30 percent over expenses in the first nine months of 1994 of $8,516,000.

     Operating expenses were higher by $872,000 or 22 percent due primarily to higher gas and oil operating expenses of $399,000, higher employee-related expenses of $183,000 relative to additional employees and higher medical expenses, and $137,000 in nonrecurring expenses primarily for the Company's unsuccessful effort to purchase the oil and gas minerals underlying the Coopers Rock State Forest in Monongalia County, West Virginia.

     General and administrative expenses for the first nine months of 1995 were higher by $282,000 or 14 percent as compared to last year due principally to higher employee-related expenses of $211,000 as a result of higher medical expenses, an employee settlement, and an employee bonus as compared to last year, and higher property taxes of $88,000.

     Depreciation, depletion and amortization expense was higher by $694,000 in the first nine months of 1995 due to, among other things, higher depletion expenses related to the increased drilling activity and acquisitions in 1994.

     Interest expense for the first nine months of 1995 was $816,000, an increase of $736,000 over the same period last year due primarily to higher debt balances.

     The Company reported a net loss of $352,000 for the three months ended September 30, 1995, compared to net income of $353,000 for the three months ended September 30, 1994. Loss from operations totalled $547,000 for the third quarter of 1995, compared to income from operations of $403,000 for the same period last year.

     Third quarter 1995 revenues of $3,149,000 were lower by $315,000 or 9 percent compared to total revenues of $3,464,000 for the same period last year.

     Gas and oil sales decreased by $463,000 to $2,668,000 from third quarter 1994 gas and oil sales of $3,131,000 due primarily to lower gas and oil prices of $473,000 and $14,000, respectively, and net of higher gas volumes of $55,000. Revenues for the third quarter of 1995 were adversely impacted by approximately 135,000 Mcf, or $235,000, due to shut-ins resulting from maintenance on three different pipelines. All of the Company's wells are currently, however, producing at unrestricted levels. Revenues for the third quarter of 1994 were adversely impacted by approximately 60,000 Mcf, or $138,000 due to two shut-ins. Lower oil volumes adversely affected
     revenues by $31,000.   Gas and oil sales volumes totalled 1,356,000 EMCF
     and 1,343,500 EMCF for the third quarters of 1995 and 1994, respectively. The Company received an average $1.92 per MCF and $15.20 per BBL for the third quarter of 1995 compared to $2.30 per MCF and $16.02 per BBL last year.

     Well tending income of $275,000 for the three months ended September 30, 1995, was higher by $100,000 as a result of higher salt water hauling and disposal and service machine income.

     Other revenue increased $48,000 due principally to recognition of income from IRC Section 29 credits.

     Expenses in the three months ended September 30, 1995 totalled $3,696,000 and were $635,000 or 21 percent higher than the three months ended September 30, 1994.

     Operating expenses of $1,692,000 for the quarter were $304,000 higher than the third quarter last year due principally to higher gas and oil operating expenses and higher production-based taxes as a result of the Company's increased ownership in wells.

     General and administrative expenses were $57,000 higher than the same period last year due to, among other things, higher employee-related expenses.

     Depreciation, depletion and amortization expense was higher by $150,000 for the same reason stated in the nine months results. Interest expense was higher by $124,000 due to higher debt balances.


                         Liquidity and Capital Resources

     Revolving Credit Facility. At September 30, 1995, the Company had a $25 million revolving credit facility with Bank One. As of that date, $10.3 million was available for borrowing by the Company. Interest accrued and was paid monthly at a rate of Bank One's prime rate plus three-quarters of one percent.

     In November 1995, the Company and Bank One amended and restated the credit agreement covering the revolving credit facility. The amended credit agreement increased the facility amount to $30 million and the interest rate decreased to Bank One's prime rate plus one-fourth of one percent.

     Capital Expenditures and Commitments. In the first nine months of 1995, the Company's capital expenditures totalled $4,019,000 including approximately $3,600,000 spent on gas and oil investment activities.

     Most of the Company's capital spending is discretionary and the ultimate level of spending is dependent on, among other things, the Company's assessment of the gas and oil business environment, the number of gas and oil prospects available to the Company, and gas and oil business opportunities in general. The level of the Company's 1995 capital expenditures has been impacted to some extent by the gas prices received by the Company. Based on low gas prices, the Company limited 1995 drilling activities through August to those levels needed to maintain leasehold positions, fulfill contractual commitments and defend competitive drainage positions. However, due to expected gas price improvement in the fourth quarter of 1995, the Company commenced exploratory drilling on prospects in Kentucky and Tennessee and additional development drilling at the South Burns Chapel Field in West Virginia. The Company will likely drill a total of 15 to 20 wells in 1995. The Company remains committed to the acquisition of producing properties at favorable prices.

     Preliminary tests indicate favorable results from Company wells drilled in its South Burns Chapel Field in northcentral West Virginia, South Key Rock Prospect in southeastern Kentucky and its Carden Prospect in northeastern Tennessee. Additionally, the Company has committed approximately $270,000 in funds to install a pipeline from its Key Rock area south to a local distribution company in order to sell the gas from this Prospect at more favorable prices than it was previously receiving from existing wells in the same vicinity.

     In early November 1995, the Company acquired from an industry partner for $1.35 million in cash, interests in 47 gross (28.1 net) oil and gas wells and the remaining 53 percent of the gas gathering system that it did not own in the
Company's Days Chapel field in Tennessee.   This transaction increased the
Company's ownership of the wells in the field from 48.4 percent to 83.0 percent. The Company used funds available on its credit facility with Bank
One to complete the transaction.

     Settlement of Columbia Litigation Claims. On June 8, 1992, the Company settled its outstanding gas purchase contract claims against Columbia. Pursuant to the settlement agreement, the Company, on behalf of itself and other interest owners in the wells covered by the settlement, has an allowed claim in the amount of $11,000,000 against Columbia, without security or priority, in Columbia's bankruptcy reorganization proceedings. The Company's share of the allowed claim at September 30, 1995 is estimated to be approximately 55 percent, with the balance going to the other interest owners in the wells covered by the settlement. The Company's current financial statements do not include any benefits of the settlement. The timing and actual amount to be received by the Company and other interest owners will be affected by the terms of Columbia's reorganization plan and the amount of assets available to satisfy Columbia's unsecured creditors. Columbia is seeking bankruptcy court approval of its Second Amended Plan of Reorganization, As Further Amended Dated July 17, 1995 (the "Plan"). The Plan provides for an initial distribution to the Company of
68.875 percent of the allowed claim upon confirmation of the Plan, and a potential additional distribution of up to 3.625 percent of the allowed claim in the future depending upon various contingencies. The Plan remains subject to bankruptcy court approval in accordance with the requirements for confirmation of a bankruptcy plan of reorganization set forth in Chapter 11 of the United States Bankruptcy Code. This is set for hearing beginning November 13, 1995, but could be delayed until December 4, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

   Exhibit No.             Description                          Filing
   ----------              -----------                          ------

     10.1   Interim Employment Agreement by and             Filed herewith
            between Alamco, Inc. and Steven E. May

     27     Financial Data Schedule.                        Filed herewith

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


          November 10, 1995             /s/ John L. Schwager
                                        -------------------------------
                                        John L. Schwager, President,
                                        Chief Executive Officer, and
                                        Principal Financial Officer