Form 10-K405
period 1995-12-31
ALAMCO INC
filed 1996-03-25
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549
                           --------------------------

                                    FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                  OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      FOR THE TRANSITION PERIOD FROM                    TO
                                      ---------------       --------------
                         Commission File Number:  1-8490

                                  ALAMCO, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                   55-0615701
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

200 West Main Street, Clarksburg, WV                    26301
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code   (304) 623-6671
           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
            Title of each class                 on which registered
      -----------------------------             ----------------------
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

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock on the American Stock Exchange as of March 1, 1996, is set forth below:

                                              Aggregate Market Value of the
                                              Registrant's Voting Stock Held By
              Class of Stock                  Non-Affiliates
      ---------------------------------       ---------------------------------
      Common Stock, $.10 par value                         $41,121,302

      The number of shares outstanding of the registrant's Common Stock as of March 1, 1996 is 4,713,422 shares.


               --------------------------------------------------
                                  Page 1 of 61

                       Index to Exhibits begins on page 57

DOCUMENTS INCORPORATED BY REFERENCE

      Registrant's definitive Proxy Statement in connection with its 1996 Annual Meeting of Stockholders, which is to be filed not later than 120 days after Registrant's fiscal year-end, is incorporated by reference in Part III of this Report, except those portions of the Proxy Statement specifically not incorporated by reference. The report of the Compensation Committee of the Registrant's Board of Directors and the Registrant's Performance Graph to be included within the definitive Proxy Statement shall not be deemed to be
"soliciting material" or to be "filed" with the Securities and Exchange Commission or otherwise incorporated by reference in this Report.

                                     PART I

Item 1.  Business.

      Alamco, Inc. (the "Company" or "Alamco") is an Appalachian-based independent gas and oil producer actively engaged in the acquisition, exploitation, exploration, development and production of domestic gas and oil. Alamco's activities are conducted in West Virginia, Tennessee and Kentucky, with an emphasis on producing natural gas for ultimate sale to customers in the Northeast gas markets. Independent petroleum engineers estimate that the Company's proved reserves totalled 137.1 equivalent billion cubic feet ("EBCF") as of December 31, 1995, using a conversion of six thousand cubic feet of gas to one barrel of oil. As of December 31, 1995, Alamco had an average ownership interest of 86 percent in 1,156 gross wells and operated 97 percent of the wells in which it had an ownership interest.

      Alamco, a Delaware corporation, was organized in 1981 as the successor of a privately held entity, Allegheny Land And Mineral Company ("Allegheny"), which had been engaged in the gas and oil business since 1956, and to certain interests in various gas and oil programs sponsored and/or operated by Allegheny. Alamco's executive offices are located at 200 West Main Street, Clarksburg, West Virginia 26301, and its telephone number is (304) 623-6671. The Company and its subsidiaries currently employ approximately 96 persons on a full time basis. The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the trading symbol "AXO".

      Certain statements contained in this report under various sections, including but not limited to, "Management's Discussion and Analysis" and "Markets and Customers", are forward-looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ from those contemplated by such statements.
These factors include, without limitation, the results of exploratory and development drilling; the successful acquisition of producing properties; a change in the price received for gas and/or oil; the demand for and supply of gas and oil; the weather; pipeline capacity; general economic conditions; governmental regulation; changes in interest rates; competitors of Alamco having greater resources than those of the Company; or other unanticipated external developments materially impacting the Company's operational and financial performance.


BUSINESS STRATEGY

      Alamco's business strategy is to build stockholder value through the efficient growth of its gas and oil reserves and production in the Appalachian
Basin while pursuing complementary business lines.   To accomplish this
strategy, the Company will continue to focus on increasing its gas and oil reserves through development and exploratory drilling, property acquisitions, and infrastructure development, including the installation of pipelines in areas in Kentucky and Tennessee where successful exploration has occurred. Using this strategy, the Company's reserves have increased in each of the past four years. Estimated reserves of 137.1 EBCF at December 31, 1995, compare favorably to estimated reserves of 128.0 EBCF, 88.0 EBCF and 64.1 EBCF as of December 31, 1994, 1993 and 1992, respectively.

      The Company intends to continue to focus its activities in the Appalachian Basin, which is geographically one of the largest and oldest gas and oil producing regions in the United States. Alamco and other operators in the Appalachian Basin have historically experienced high drilling success rates in the formations in the Basin, with wells generally producing for more than 25 years, although at low production volumes. The Company has been nationally recognized as a leader in finding reserves at a lower cost than its competitors and will continue to strive to keep its finding costs low in this phase of expansion of its gas and oil reserve base. Alamco may expand its area of operations into other producing basins if management believes such an expansion is beneficial to the Company.

      The Company develops reserves by drilling wells and recompleting previously drilled wells to prove the existence of gas and oil reservoirs. Drilling activities are currently carried out in West Virginia, Tennessee and Kentucky. Exploration, coupled with development of new discoveries and infrastructure development in Kentucky and Tennessee, will further lay the groundwork for long-term expansion of Alamco's gas and oil reserves.

      Exploitation programs may add to the Company's reserves because of the upward revision in the estimate of existing producing properties' reserves from the prior year's reserve estimate. Upward revisions in prior years have been due to, among other things, the Company's effort to maximize productive capability through enhanced operating techniques and, thus, an increase in ultimate recoverable reserves by reducing reservoir abandonment pressures and increasing the well drainage area of its existing producing properties.

      Alamco is focusing more on diversification of business lines by entering
into certain oil field-related service businesses.   In addition to providing
these services for itself, the Company intends to make the services available to others in the gas and oil industry. HAWG HAULING & DISPOSAL, INC. ("HAWG"), a brine hauling and disposal service, is a wholly-owned subsidiary of the Company and Phoenix-Alamco Ventures, a Limited Liability Company ("PAV"), which is owned jointly by the Company and Phoenix Energy Sales Company ("Phoenix"), is engaged in the marketing of Alamco's and other working interest owners' gas. Revenues generated by HAWG and PAV were approximately 1 percent of total revenues in 1995. Alamco installed its first pipeline in 1995 from southern Kentucky into Tennessee to interconnect with a local gas utility's distribution system. In 1996, Alamco plans to install a $1.6 million pipeline in Tennessee to enable the Company to increase its flexibility in marketing gas and to improve gas sales prices. The Company may also transport third-party gas in order to generate additional revenues in the future.

      Alamco actively pursues the acquisition of producing properties that will enhance the Company's revenue base without proportional increases in overhead costs. The Company focuses its attention on Appalachian Basin properties in which it will have a significant ownership interest and will serve as operator. In addition to the acquisition of properties owned and operated by third parties, Alamco will continue to evaluate the purchase of outside investors' interests in wells operated by the Company.

GAS AND OIL EXPLORATION AND DEVELOPMENT ACTIVITIES

      At December 31, 1995, Alamco's proved reserves totalled 137.1 EBCF, representing a 9.1 EBCF increase from year-end 1994 reserves. Based on these reserve additions, the Company replaced 250 percent of the 5.9 EBCF it sold during 1995. Alamco invested $7,501,000 in gas and oil exploration and development activities during the year, including $1,384,000 in producing property acquisitions. Internally generated cash flows and amounts drawn from the Company's revolving credit facility with Bank One, Texas, N.A. ("Bank One") funded the capital investment program.

DRILLING ACTIVITIES

      Early in 1995, Alamco suspended drilling activities due to decreasing gas prices and the potential risk that gas prices would remain low for an extended period of time. During the summer of 1995, gas prices began to improve and storage injections for the upcoming winter were running lower than the prior year. This increased the probability of substantially higher gas prices in the upcoming winter heating season, especially in the event of a normal or colder than normal winter which did indeed occur. As a result of these factors, the Company restarted its 1995 drilling program in early September.

      A total of 11.5 EBCF was added to the Company's reserves as a result of the 1995 drilling program. Alamco invested $5,385,000 or 72 percent of its gas and oil exploration and development expenditures in the drilling of 15.5 net wells, of which 14 net wells were successful. Alamco drilled seven, five and four gross wells in West Virginia, Kentucky and Tennessee, respectively.

      All of the wells drilled in West Virginia were drilled in the South Burns Chapel Field in Monongalia and Preston Counties, including five wells drilled to the deep Oriskany Formation and two wells to the shallower Fourth Sand.

      Three of the five wells drilled in Kentucky were located in the Company's South Key Rock Prospect. Alamco believes that it made a significant discovery in the Big Lime formation with the first exploratory well drilled on the prospect, which was followed by two development wells. The three wells in aggregate have increased the Company's 1996 equivalent gas production levels over 10 percent from 1995 average levels. The remaining two wells drilled in Kentucky on the Douglas and Hoffman Prospects, both exploratory, resulted in dry holes. The expenditures associated with these two unsuccessful exploratory wells are reflected in Alamco's 1995 statement of income as exploration expense.


      All four of the wells drilled in Tennessee were drilled on the Company's Carden Prospect. One of these wells produces oil from the Big Lime formation while the remaining three continue to be evaluated for the feasibility of commercial development of the Chattanooga Shale on the prospect.

      The 14.0 net productive wells drilled in 1995 are a decrease from the 38.0 and 26.0 net wells drilled in 1994 and 1993, respectively. A number of additional prospects have been identified on Company-held acreage in the South Burns Chapel Field in West Virginia, in both the Days Chapel Field and the Carden Prospect in Tennessee, and in the Key Rock Prospect in Kentucky. (See "Future Activities").

                                DRILLING SUMMARY


                                    Gross Wells                                      Net Wells
                        Pro-           Dry            Total             Pro-            Dry           Total
                      ductive                                         ductive

  1995                  14              2               16             14.0             1.5            15.5

  1994                  38              9               47             38.0             8.7            46.7

  1993                  28              3               31             26.0             3.0            29.0


RECOMPLETION ACTIVITIES

      Alamco invested $314,000, or 4 percent of its gas and oil exploration and development expenditures, in five recompletion projects during 1995 as compared to $266,000 and $119,000 in 1994 and 1993, respectively. One recompletion
attempt was successful.   Four of the recompletion attempts were located in
Kentucky and one in West Virginia. The Company believes its inventory of wells contains a significant number of recompletion candidates.


                              RECOMPLETION SUMMARY


                                    Gross Wells                                      Net Wells
                        Pro-           Dry            Total             Pro-            Dry           Total
                      ductive                                         ductive

  1995                  1               4               5               1.0             4.0            5.0

  1994                  2               3               5               2.0             3.0            5.0

  1993                  -               2               2                -              2.0            2.0

ACQUISITION ACTIVITIES

      In 1995, Alamco invested $1,384,000, or 18 percent, of its gas and oil development expenditures, in the acquisition of 77.1 net wells. The acquisition activities added 5.5 EBCF to the Company's reserves. The program involved the acquisition of outside investors' interests in wells operated by Alamco.

                               NET WELLS ACQUIRED

                          Third Party            Outside Investors' Interest in
                         Operated Wells               Alamco Operated Wells                   Total

  1995                         --                             77.1                             77.1

  1994                        71.0                            101.6                           172.6

  1993                         --                              24.9                            24.9

INFRASTRUCTURE DEVELOPMENT

      To move the South Key Rock gas to market, the Company installed its first pipeline from Southern Kentucky into Tennessee to interconnect with a local gas utility's distribution system. Alamco invested $190,000, or 3 percent, of its gas and oil development expenditures, to complete this pipeline.

GAS AND OIL PRODUCTION AND SALES

      In 1995, gas sales accounted for 89 percent of Alamco's total gas and oil sales. The average 1995 sales price received by the Company was $1.92 per MMBtu ($2.10 per MCF) for gas and $15.90 per barrel for oil. Gas prices were lower in 1995 than in recent years and financial results were adversely affected by these prices. The following table sets forth the Company's sales volumes and other information for each of the years ended December 31, 1995, 1994 and 1993.

                                         PRODUCTION AND SALES STATISTICS

                                                                    Year Ended December 31,

                                                         1995                   1994                1993

  Net Production:
    Gas (MCF)                                                5,363,664            4,404,187           3,197,056

    Oil (BBL)                                                   87,573               67,749              37,409

    Equivalent (MCF)(a)                                      5,889,102            4,810,681           3,421,510


  Average Production Per Day:

    Gas (MCF)                                                   14,695               12,066               8,759
    Oil (BBL)                                                      240                  186                 102
    Equivalent (MCF)(a)                                         16,135               13,180               9,374

  Average Sales Price:

    Per MCF of Gas                                               $2.10                $2.50               $2.79
    Per BBL of Oil                                              $15.90               $14.52              $16.01

  Average Cost of Production:

    Per MCF of Gas                                               $0.62                $0.60               $0.60
    Per BBL of Oil                                               $4.31                $3.67               $4.30

  Average Cost of Production

    Per Dollar of Sales:

    Gas                                                          $0.30                $0.24               $0.21
    Oil                                                          $0.27                $0.25               $0.27

(a) Oil production is converted to gas equivalents at a rate of 6 MCF per barrel.

WELL TENDING SERVICES

      In the aggregate, as of December 31, 1995, Alamco owns approximately 86 percent of all Company operated wells, with the remaining 14 percent being held by outside investors. The Company charges a monthly fee for well operation services and each outside investor pays a proportional share based on his ownership percentage. For most of 1995, the monthly fees were $337 per well for gas wells and $409 per well for oil wells compared to monthly charges in 1994 of $323 per well for most gas wells and $392 per well for most oil wells. In 1995, about 151 wells were not subject to the monthly operating fee due to temporary abandonments. The well tending income which the Company generates from these fees accounted for approximately 4.7 percent, 9.0 percent, and 18.3 percent of the Company's revenues in 1995, 1994 and 1993, respectively. Well tending income has decreased and is expected to continue to decrease as Alamco purchases the interests of outside investors in Company operated wells.

      Effective March 1, 1994, Alamco exchanged its interests in approximately 141 gross wells for outside investors' interests in approximately 237 gross wells located in West Virginia. Well tending income was substantially reduced because this like-kind exchange reduced the number of wells that the Company operates for outside investors. Alamco believes, however, that this reduction in well tending income will be offset over time by the effect of higher gas and oil revenues attributable to the Company's greater ownership interest in the wells.

BRINE HAULING AND DISPOSAL SERVICES

      HAWG, a wholly-owned subsidiary, is a commercial brine hauling and disposal service company originally formed to provide service for Company-operated wells. The service entails, for a fee, the transportation of brine to a central processing facility and injection of the brine into disposal wells. The subsidiary now accepts brine, which is produced naturally with gas and oil, from wells operated by the Company as well as from other operators in West Virginia. HAWG currently operates two commercial disposal wells and facilities in West Virginia and has preliminary plans to convert another in 1996. Alamco invested $228,000 in converting one well and enhancing another in 1995. In 1995, HAWG provided 0.5 percent of Alamco's total revenues.

GAS MARKETING

      As a response to the changing gas marketing environment, in October of 1993 the Company formed PAV with Phoenix, a gas marketing company. PAV provides gas marketing services to Alamco and other interest owners in certain Alamco operated wells. PAV has the exclusive right to market approximately 55 percent of Alamco's West Virginia gas supply. PAV seeks diversification for Alamco's gas sales to other marketing entities, local distribution companies and industrial users with a combination of short-term deals (less than a month), mid-term deals (one month to one year) and long-term deals (one year or more). In 1995 and 1994, PAV provided 0.5 and 1.0 percent, respectively, of the Company's total revenues.

      While Alamco's share of the profits from PAV have not been significant, the prices received for gas sales marketed through PAV have been on average above that which the Company would likely have otherwise received.

FUTURE ACTIVITIES

      In the future, Alamco intends to use internally generated cash flows and amounts available under the Company's $30.0 million revolving bank credit facility to fund the exploration and development of its gas and oil reserves and property acquisitions. As of March 12, 1996, $14.6 million was available for borrowing under this credit facility.

      Alamco's 1996 capital investment program will ultimately depend upon the market and prices received for natural gas, the success of its exploration and development prospects, and the ability of the Company to capitalize on acquisition opportunities that may arise during the year. Drilling activity
will be expanded in 1996 to an estimated 30 wells.   Approximately 27 wells will
be drilled as development wells at South Burns Chapel in West Virginia and at the Company's recent discoveries at the South Key Rock Prospect in Kentucky and its Carden prospect in Tennessee. Up to three exploratory wells are anticipated at prospects in Kentucky and Tennessee. Alamco plans to install a 17 mile pipeline system that will connect most of its Kentucky and Tennessee wells and transport the gas to a local gas utility, which is expected to result in higher sales prices. Alamco will continue with its aggressive acreage acquisition strategy in order increase its exposure to attractive exploratory and development drilling. Alamco remains committed to the acquisition of producing properties at favorable prices.

MARKETS AND CUSTOMERS

      General.

      Alamco operates exclusively in the gas and oil industry.

      Sales through PAV and to Hope Gas, Inc. ("Hope") accounted for a substantial portion of the Company's total 1995 gas and oil sales. Alamco sold
44.2 percent of its gas and oil sales through PAV to various marketers, local distribution companies and commercial users. Additionally, sales to Hope accounted for approximately 28.9 percent of the Company's total 1995 gas and oil sales.

      West Virginia Production.

      Alamco's West Virginia production in 1995 was approximately 92 percent of total Company gas and oil sales.

      PAV. In 1993, Alamco entered into a three year gas marketing agreement with PAV for all gas transported on the CNG Transmission Corporation ("CNG") pipeline system and all gas on the Columbia Gas Transmission Corporation ("Columbia") pipeline system, which will expire on November 1, 1996. Volumes sold in 1995 through PAV on the CNG and the Columbia systems totalled approximately 2.7 BCF. The average price received from sales to PAV was $1.81 per MMBTU ($2.06 per MCF) in 1995. The Company is currently discussing a possible extension of the agreement.

      Hope. Hope purchases all of the Company's production from the South Burns Chapel Field under two separate gas purchase agreements, with terms continuing through October 31, 1999. Both agreements were renegotiated effective
November 1, 1995, and have price reopeners on October 31, 1998. Total volumes sold to Hope in 1995 were approximately 1.7 BCF at an average price of $2.18 per MMBtu ($2.18 per MCF). While the loss of this customer could have a material adverse effect on the Company, management believes alternative customers could be located.

      Approximately 60 percent of the Company's production at South Burns Chapel is sold at a fixed price, modified from the prior agreement under which prices were based on an Appalachian index price. The remaining 40 percent of the South Burns Chapel Field gas is sold at prices tied to a monthly Appalachian index.

      Other. Effective March 1, 1995, Alamco permitted CNG to recommence recoupment of gas from its Tallmansville, West Virginia Field as a result of a $3,800,000 prepayment made in 1989 for 1,565,000 MMBTU of gas. This volumetric obligation was fulfilled in December 1995. Since this recoupment was fulfilled, the Company will sell the remaining gas from the Tallmansville Field to PAV.

      Alamco sells its other West Virginia gas production to various purchasers that are not significant to the Company's revenue base.

      Tennessee Production.

      Alamco's Tennessee production in 1995 was approximately 4 percent of total Company gas and oil sales. The Company is currently selling the gas production from its Tennessee operations at the Days Chapel Field to Equitable Resources Marketing Company. This is a month-to-month contract with market-sensitive pricing tied to Gulf Coast prices, less transportation and compression charges. For 1995, the net-back price (reduced for transportation) on volumes of approximately 291,000 MCF averaged $1.18 per MMBTU ($1.40 per MCF). The Company believes that this price can be improved with the installation of a new pipeline in this area. (See "Infrastructure Development").

        Kentucky Production.

      Alamco's Kentucky production in 1995 was approximately 4 percent of total Company gas and oil sales. All of Alamco's production from its Kentucky operations is sold on the spot market or under term contracts providing for fixed or market-sensitive prices. Approximately 29 percent of the Company's Kentucky production is sold to one buyer under a contract which dedicates the gas for the life of the wells, but which still involves market-sensitive pricing. Company sales of Kentucky production totalled 252,000 MCF and averaged $1.55 per MMBTU ($1.77 per MCF) in 1995. Alamco installed a new pipeline in Kentucky in 1995 which is expected to improve gas prices.

      Principal Transporters.

      Most of Alamco's gas is transported though the CNG, Hope, Columbia, Texas Eastern and Wiser Oil Company pipeline systems which give Alamco access to major Northeastern markets. With the exception of the Kentucky production, each of the Company's major gas production areas and leases is in close proximity to at least one of those pipelines. A relatively minor amount of the Company's gas is transported on other pipeline systems.

      Oil Sales.

      Alamco's oil production is sold to various purchasers under agreements at posted field prices. These sales, which accounted for 11 percent of the Company's total gas and oil sales, averaged $15.90 per BBL in 1995.

      Marketing Risks.

      During the last several years, the gas industry has been adversely affected by a surplus, which has tended to depress prices and has created difficulty in estimating future prices. The Company is unable to predict with certainty the future stability or direction of natural gas prices.

      The availability of a ready market for Alamco's gas and oil depends on numerous factors beyond its control, including, among other factors, the demand for and supply of gas and oil; the weather; the proximity of the Company's natural gas reserves to pipelines; the capacity of such pipelines; the cooperation of pipeline owners; general economic conditions; fluctuations in seasonal demand and the effects of inclement weather and governmental regulation. In addition, under certain gas purchase arrangements the Company is subject to the risk of periodic reduced purchases or access to pipelines. Any significant reduction or curtailment of production for an extended period of time could have a material adverse effect on Alamco's results of operations.

COMPETITION

      Alamco operates in a highly competitive environment. Competition is particularly intense with regard to the acquisition of producing properties and, to a lesser extent, undeveloped acreage. Integrated and independent gas and oil companies, partnerships and drilling programs, each with financial and human resources substantially in excess of those available to the Company, compete with Alamco, actively bidding for desirable gas and oil properties. The ability of the Company to add to its reserves in the future will be dependent on its ability to exploit its current lease holdings and its ability to select and acquire suitable producing properties and prospects for future exploration and development.

      Similarly, there is intense competition not only from other gas production entities, but also from other marketing firms, which have the capabilities to seek out and serve various customers. Although the Company has historically enjoyed a price premium over Gulf Coast gas production (as do others in the Appalachian Basin) due to the proximity of its production to major Northeast markets, deregulation of the industry and the advent of open access transportation on interstate pipelines have until recently caused an erosion of this premium. Colder than normal weather this winter (1995-1996) has caused the price premium for Appalachian gas to increase substantially. There can be no assurance, however, that this price premium will continue.

REGULATION

      General. The gas and oil industry is extensively regulated by federal, state and local authorities, with legislation affecting the industry under constant review for changes and/or expansion, particularly with regard to environmental issues. Numerous agencies, both federal and state, have issued rules and regulations, some of which carry substantial penalties for failure to comply, binding on the industry and its members. To date, these mandates have had no material effect on the Company's capital expenditures, earnings or competitive position. Inasmuch as new legislation affecting the gas and oil industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, Alamco is unable to predict the future cost or impact of complying with such laws and regulations.

      Environmental. The Company's operations are subject to various federal and state statutes, rules and regulations regarding the control of discharging materials into, or otherwise protecting, the environment. These requirements relate to drilling and production operations, activities in connection with storage and transportation of gas and oil and facilities used for treating, processing, injecting and handling the wastes therefrom. Additionally, in the case of spills or other impermissible discharges of certain materials into the environment, there are provisions for record keeping, notification and reporting, as well as severe civil and criminal penalties for violations, and potential liability for the costs of cleanup and any resultant damages.
Further, the possibility exists that certain gas and oil wastes may be classified as hazardous or semi-hazardous, which could impose substantial obligations on the Company. Alamco does not believe that its compliance with current environmental laws constitutes a material expense. The Company has retained the services of an independent environmental engineering firm to assist with compliance matters on an as-needed basis. (See Part I, Item 3. Legal Proceedings.)

      Federal Regulation. As a result of the Wellhead Decontrol Act of 1989, all price controls for various classifications of gas were terminated as of January 1, 1993. This has had no impact on Alamco's gas sales since its reserves were either previously deregulated or sold under contracts with alternate pricing.

      FERC Order 636, issued in 1992, generally required the unbundling or separating of various components of pipelines services, i.e., gathering, transportation, storage and sales. Thus far, it appears to have resulted in increased competition in the marketing of natural gas and could cause increased costs for services the Company uses and decreased costs for services utilized by producers in the Gulf Coast and Southwest regions.

      Occupational and Safety Regulations. Alamco is subject to the requirements of the Occupational Safety and Health Act ("OSHA"), as well as other state and local labor rules and regulations. The cost of compliance with health and safety requirements has had no material impact on Alamco's aggregate production expenses to date. Nevertheless, the Company is unable to predict the cost of continued compliance.

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

      Brine Hauling and Disposal Services. In order to comply in an economical manner with regulations governing the disposal of salt water, Alamco began operating its own salt water disposal well in 1992 to dispose of water from its own wells. In 1993, the Company formed a new subsidiary, HAWG, which is responsible for the transportation and disposal of the water. Since then, HAWG has begun operating a second commercial disposal well with permits pending for additional wells in West Virginia. HAWG has been expanding its marketing efforts in order to add customers to dispose of other producers' water. Currently, however, revenues which Alamco receives from HAWG are immaterial.

OPERATIONAL HAZARDS AND INSURANCE

      Alamco's operations are subject to the usual hazards incident to the exploration for and production of gas and oil, such as blowouts, cratering, abnormally pressured formations, explosions, uncontrollable flows of oil, gas or well fluids into the environment, fires, pollution and other environmental hazards and risks. These hazards could result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage or suspension of operations.

      Expenditures made in 1995 due to environmental claims which were unreimbursed by insurance carriers were immaterial.

      While Alamco maintains levels of insurance which it believes to be customary in the industry, the Company's insurance does not cover every potential risk associated with the drilling and production of gas and oil wells. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that Alamco will be able to maintain adequate insurance in the future at rates it considers reasonable.

Item 2.  Properties.

      Alamco's properties consist essentially of the working and royalty interests owned by the Company in various gas and oil leases which are located in West Virginia, Tennessee and Kentucky. Alamco's proved reserves for the years ended December 31, 1995, 1994 and 1993 are presented below:

                                            Year Ended December 31,
                                                1995         1994       1993

  Natural Gas (MMCF)

     Developed                                  97,169        85,654    56,559

     Undeveloped                                30,124        33,971     26,059
     Total Proved                              127,293       119,625     82,618

  Crude Oil (MBBL)

     Developed                                   1,405         1,164        605
     Undeveloped                                   231           235        292

     Total Proved                                1,636          1,399       897

      These estimates are based primarily on the reports of independent petroleum and geological engineers. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in reports to any federal agency other than the Securities and Exchange Commission and the Department of Energy (Note 14).

WELL COUNT

      Alamco obtained gas and oil sales revenues from 1,005 wells as of December 31, 1995. The Company is the operator of an additional 151 wells that are currently temporarily abandoned. The majority of Alamco's producing wells, located in northern and central West Virginia, are shallow wells drilled to a depth of up to 6,000 feet and are characterized by long producing lives with low volume production from low permeability reservoirs with a thickness ranging from 10 to 40 feet. A typical shallow well will encounter commercial gas production from between 4 and 10 separate and distinct production horizons. Approximately 936 of the Company's wells produce from one or more of these "blanket" formations that cover large areas of northern and central West Virginia. Due to mechanical and technical constraints, it is usually possible to produce only up to three to five of these formations simultaneously, and, consequently, it is necessary either to drill a twin well or recomplete the original well at a later date in order to obtain production from the remaining formations.

      A significant production horizon below 6,000 feet in Alamco's West Virginia operations is the Oriskany/Huntersville Chert formation. Deeper wells in this formation exhibit higher pressure and productivity than wells in the shallow West Virginia formations and reservoirs have thicknesses of up to 125 feet.

      Alamco's Tennessee production is from the Big Lime formation, an oil reservoir that also produces casinghead gas. Big Lime wells are typically characterized by low production volumes (5 to 35 barrels of production per day) from low pressure and low permeability reservoirs varying in thickness from 10 to 40 feet. The Tennessee exploratory drilling program found production in the Chattanooga Shale and the Company is still evaluating the long-term commerciality of the shale.

      In Kentucky, Alamco's production is from numerous zones, including the Big Lime, Coniferous, Maxton and Knox formations. These oil and gas reservoirs, like many other Appalachian formations, are characterized by low productive volumes with long producing lives.

                           WELLS AT DECEMBER 31, 1995

                                             Gross Wells                                 Net Wells

                                   Gas             Oil           Total         Gas         Oil          Total

  West Virginia                        946              59         1,005        806.6         55.1        861.7

  Tennessee                              8              69            77          6.8         59.1         65.9

  Kentucky                              51              23            74         47.2         21.8         69.0
  Total                              1,005             151         1,156        860.6        136.0        996.6


Note: Many of Alamco's wells produce both gas and oil. For purposes of computing the above data, the gas well versus oil well designations were made on the basis of the type of artificial lift installed on the well.

PROSPECTS

      Alamco's producing wells hold approximately 126,000 gross acres under lease which the Company believes includes a substantial number of promising development prospects. The prospects include continued development of the South Key Rock Prospect in Kentucky, the Carden Chattanooga Shale Prospect in Tennessee and the South Burns Chapel Field in West Virginia.

      Also, at December 31, 1995, Alamco held leases which have not yet been explored for the existence of gas and oil reservoirs. The Company may drill wells on the acreage to determine the existence of productive reservoirs, sell the leases to another gas and oil operator or abandon the acreage upon the expiration of the lease term.

                       LEASE POSITION AT DECEMBER 31, 1995

                                                Developed Acreage                    Undeveloped Acreage

                                            Gross                Net                Gross              Net
                                            Acres               Acres               Acres             Acres

  West Virginia                             77,908            65,776               16,748          15,239

  Tennessee                                  6,156             6,156                9,264           9,264

  Kentucky                                  42,059            42,059               35,451          35,451
  Total                                    126,123           113,991               61,463          59,954



TITLE TO PROPERTIES

      Substantially all of Alamco's property interests are held pursuant to leases from third parties. Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the gas and oil industry, liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. The Company believes that such burdens neither materially detract from the value of such properties nor from the respective interests therein, or materially interfere with its use in the operation of the business.

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

OTHER PROPERTY

      In addition to gas and oil properties, Alamco's property and equipment includes field warehouses, service (workover) rigs and support vehicles. All of the Company's assets collateralize its indebtedness under its revolving bank
credit facility.   See Note 6 to the Company's Notes to Consolidated Financial
Statements. The Company's executive offices, approximately 20,000 square feet, were purchased on January 5, and February 7, 1996 for $561,000 using funds borrowed from the Bank One credit facility. Prior to the purchase, Alamco leased the same executive offices.

Item 3.  Legal Proceedings.

      Alamco is not at this date a party to any pending legal proceeding, other than ordinary, routine litigation incidental to the business of the Company and its subsidiaries, none of which is material. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 for information related to amounts received by the Company from Columbia arising out of the settlement of various gas purchase claims.

      On May 23, 1994, the United States Environmental Protection Agency (the "EPA") issued an administrative complaint against the Company for alleged violations of the Clean Water Act resulting from an oil discharge at Alamco's Days Chapel Field in Claiborne County, Tennessee. The incident occurred in December 1993 when vandals severed locks securing the valves on the Company's oil storage tanks and discharged approximately 174 barrels of oil into a local creek.

      The EPA initially proposed that penalties of nearly $124,000 be assessed against the Company. However, the Company contends that the asserted penalties exceed the statutorily authorized limits. Settlement negotiations are ongoing and Alamco believes that, due to meritorious defenses, any final penalties will be substantially less than those proposed although no assurances can be given as to the exact amount of any final penalties.

Item 4.  Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of Alamco's stockholders during the quarter ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:


                 Name              Age                               Position

  John L. Schwager                  47         President, Chief Executive Officer and Director

                                               Executive Vice President, Chief Operating Officer
  Richard R. Hoffman                45         and Director

  Bridget D. Furbee                 36         Vice President of Administration and Legal Affairs


No family relationship exists among any of the Company's executive officers or directors.

      John L. Schwager has been President and Chief Executive Officer of Alamco since October 1987. Mr. Schwager was elected a director in 1986.

      Richard R. Hoffman became Alamco's Executive Vice President and Chief Operating Officer on December 13, 1990. Mr. Hoffman was elected a director in 1988.

      Bridget D. Furbee has been Vice President, Administration and Legal Affairs of Alamco since May 1994. Ms. Furbee served as Manager, Gas Marketing and Legal Affairs from August 1992 through April 1994, and Gas Marketing/Office Administration Manager from January 1985 through July 1992.

                                PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

      Alamco's Common Stock is listed on the American Stock Exchange under the trading symbol "AXO". The following table sets forth for the periods indicated the high and low sales price of the Common Stock for each quarter in 1995 and 1994.

                                                       1995                                  1994

               Quarter                       High                 Low               High              Low

  First                                      6-3/8               5-5/8             7-1/2             6-3/8

  Second                                     8-3/4                 6               7-3/4             6-1/8

  Third                                     8-15/16              7-1/2             7-3/8             6-1/4

  Fourth                                     8-1/2               7-5/8             6-3/4             5-1/2


      As of March 1, 1996, there were approximately 1,349 holders of the Company's voting Common Stock. Since its incorporation in 1981, Alamco has not declared or paid any dividends with respect to the Company's Common Stock. Alamco presently intends to retain its funds for operations and expansion of its business and does not expect to pay any cash dividends in the foreseeable future. While the Company is not currently prohibited in its credit agreement with Bank One from paying cash dividends, certain financial covenants may, however, restrict such payments in the future. Subject to the terms of the credit agreement, the declaration and payment by Alamco of any dividends on its Common Stock in the future and the amount thereof will, nevertheless, depend upon the Company's operating results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Company's Board of Directors.

Item 6.  Selected Financial Data

      The information below should be read in conjunction with the Consolidated Financial Statements and the related notes in Item 8 and in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                        Year Ended December 31,
                            ------------------------------------------------
                            1995       1994       1993        1992      1991
                            ----       ----       ----        ----      ----

STATEMENT OF INCOME
  DATA:

Revenues (a)               $18,539    $13,671    $11,900     $11,350  $9,653

Income (loss) from
  operations                 2,580      1,625      2,074       1,181    (180)

Income before
    extraordinary
    items and change in
    DD&A accounting
    principle                1,695      1,646      1,552         939     288

Extraordinary items (b)         --         --         --          --     404

Change in DD&A
    accounting
    principle (c)               --         --         --       1,058      --
                           -------    -------    -------     -------   ------

      Net income             1,695      1,646      1,552       1,997     692
                           -------    -------    -------     -------   ------

  Cash dividends                --         --         --          --      --

BALANCE SHEET DATA:

Total assets               $59,762    $56,058    $43,261     $40,237 $37,213

Working capital                827        835      1,321       2,475   2,214

Total long-term debt (d)    13,707     12,995      1,003       9,561  10,306

Stockholders' equity (d)    30,343     28,475     26,743      15,222  13,152




                                        Year Ended December 31,
                            ------------------------------------------------
                            1995         1994      1993       1992      1991
                            ----         ----      ----       ----      ----

PER SHARE DATA:

Income (loss) from
  operations:                 $.55       $.35      $ .60       $ .46   ($.07)

Income before
    extraordinary
    items and
    change in DD&A
    accounting principle       .55        .35        .45         .37      .11

Extraordinary items (b)         --         --         --          --      .16

Change in DD&A
    accounting
    principle (c)               --         --         --         .41       --
                             -----      -----      -----       -----    -----

      Net income              $.36       $.35      $ .45       $ .78    $ .27
                             -----      -----      -----       -----    -----

FINANCIAL RATIO DATA:

Book value per share
  (c) and (d)                $6.46      $6.12      $5.77       $5.94    $5.18

Total debt to
  stockholders' equity (d)      .4         .5         --          .6       .8

Current ratio                  1.1        1.2        1.2         1.5      1.5


SELECTED PRODUCTION DATA:


                                    First      Second      Third    Fourth
          1995                     Quarter     Quarter    Quarter   Quarter
          ----                     -------     -------    -------   -------

Production volumes
  Gas (MMCF)                         1,392       1,354      1,254     1,488
  Oil (MBBL)                            21          22         17        28
Average Product Price
  Gas ($/MCF)                        $2.11       $1.99      $1.92     $2.33
  Oil ($/BBL)                       $16.05      $16.50     $15.20    $15.74

          1994
          ----

Production volumes
  Gas (MMCF)                           917       1,001      1,230     1,255
  Oil (MBBL)                             9          17         19        23
Average Product Price
  Gas ($/MCF)                        $2.94       $2.60      $2.30     $2.30

  Oil ($/BBL)                       $12.30      $14.68     $16.02    $14.08


  Notes to Selected Financial Data:

  (a) Revenues in 1995 include proceeds from the Columbia settlement in the amount of $4,164,000. During 1994, Alamco acquired a total of 172.6 net producing wells from various third parties. In October 1991, Alamco acquired working and royalty interests in 88 wells from Phillips Petroleum.

  (b) Alamco recorded an extraordinary gain of $404,000 after considering certain expenses and income tax benefits associated with the extinguishment of debt in 1991.

  (c) During 1992, Alamco changed its method of computing unit-of-production depreciation from a well-by-well basis to a depositional group basis.

  (d) In 1993, Alamco consummated a public offering in which 2,071,404 new shares of Common Stock were issued. The Company used the proceeds from the stock offering in 1993 to repay the then outstanding balance on its revolving credit facility with Bank One.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

      Management's discussion and analysis of changes in the Company's financial condition, including liquidity and capital resources, and results of operations during the twelve-month periods ended December 31, 1995, 1994 and 1993 are presented below.

                              RESULTS OF OPERATIONS

Year Ended December 31, 1995 vs.
Year Ended December 31, 1994
--------------------------------

      Alamco reported net income of $1,695,000 for the year ended December 31, 1995, an increase of $49,000, or 3.0 percent as compared to net income of $1,646,000 in 1994. Income from operations for 1995 increased $955,000, or 58.8 percent, to $2,580,000 as compared to $1,625,000 for 1994.

      Total revenues of $18,539,000 in 1995 were $4,868,000 or 35.6 percent higher than total revenues of $13,671,000 in 1994.

      Gas and oil sales totalled $12,636,000 in 1995, a $643,000, or 8.1 percent, increase over the same period last year. Higher gas and oil sales volumes, resulting principally from the acquisition of producing properties and the drilling of new wells, contributed $2,398,000 and $288,000, respectively, and higher oil prices contributed $120,000 to the increase but were offset by lower gas prices of $2,164,000. Gas and oil sales volumes totalled 5,889,102 equivalent thousand cubic feet ("EMCF") and 4,810,681 EMCF for the years ending December 31, 1995 and 1994, respectively. Alamco received on average $2.10 per MCF and $15.90 per barrel ("BBL") in 1995, compared to $2.50 per MCF and $14.52 per BBL last year.

      In July 1995, Hope informed the Company of a two week shut-in of production volumes for system maintenance. In October 1994, Hope requested temporary reductions in production volumes for approximately four weeks due to oversupply of gas. The Company estimates revenues were adversely affected $237,000 and $250,000 in 1995 and 1994, respectively, due to these reductions in volumes.

      Alamco reported revenues of $4,164,000 in December 1995 from the settlement of claims with Columbia Gas Transmission Corporation ("Columbia"). (Note 4).

      Well tending income decreased $289,000, or 23.4 percent, due principally to the reduction in the number of wells the Company operates for outside investors. Effective March 1, 1994, Alamco exchanged its interests in approximately 141 gross wells for outside investors' interests in approximately 237 gross wells. In addition, on August 1, 1994, but effective January 1, 1994, Alamco acquired an outside owners' approximately 80 percent interest in 114 gross wells. The Company believes the reduction in well tending income, as a result of these transactions, will be offset over time by the effect of higher gas and oil revenues attributable to Alamco's greater ownership interest in the wells (Note 2).

      Other operating revenue increased $350,000 due primarily to the recognition of income related to the transaction in which Alamco formed a partnership with an East Coast financial institution (Note 3). The partnership is structured so that the financial institution will be allocated IRC Section 29 tax credits as a result of production from properties contributed by the Company to the partnership. The financial institution initially paid Alamco $1.0 million, less $100,000 for certain expenses incurred by the financial institution. Alamco recognizes income from this transaction as the tax credits are generated.

      Total expenses in 1995 were $15,959,000, an increase of $3,913,000, or
32.5 percent, from expenses of $12,046,000 in 1994.

      Operating expenses were higher by $1,252,000, or 22.9 percent, due primarily to the acquisitions made, new wells drilled during 1995, higher production related taxes and the write-off of certain land expenses related primarily to the Company's unsuccessful effort to acquire the oil and gas minerals underlying the Coopers Rock State Forest in Monongalia County, West Virginia.

      Alamco reported exploration expense of $641,000 in 1995 resulting from the abandonment of the Douglas Prospect and a portion of the Hoffman Prospect in Kentucky after drilling two unsuccessful exploratory wells. Alamco did not drill any exploratory wells in 1994.

      General and administrative expenses for 1995 were higher by $238,000, or
      8.2 percent, as compared to last year due to, among other things, higher employee-related costs.

      Depreciation, depletion and amortization expense was higher by $748,000 due to, among other things, higher depletion expenses related to the increased gas and oil investments and higher production levels. Higher depreciation expenses associated with fixed assets also contributed to the increase.

      Interest expense for 1995 was $1,188,000, an increase of $1,034,000 over the same period last year due primarily to the increased utilization of the Company's revolving credit facility. During 1995, interest incurred by the Company totalled $1,360,000, of which $172,000 was capitalized. In 1994 interest incurred was $471,000 of which $317,000 was capitalized.

      Non-operating income in 1995 totalled $192,000, an increase of $37,000, as compared to $155,000 for 1994, due principally to higher interest income in 1995.
      Alamco's provision for income tax totalled $1,077,000 in 1995 as compared to an income tax provision of $134,000 last year. The 1995 provision is made up of the provision resulting from the Columbia settlement revenue of $1,627,000 and a tax benefit of $550,000 resulting from the current year loss from operations, excluding Columbia.

Year Ended December 31, 1994 vs.
Year Ended December 31, 1993
--------------------------------

      Alamco reported net income of $1,646,000 for the year ended December 31, 1994, an increase of $94,000, or 6.1 percent, as compared to net income of $1,552,000 in 1993. Income from operations for 1994 decreased $449,000, or
21.6 percent, to $1,625,000 as compared to $2,074,000 for 1993.

      Total revenues of $13,671,000 in 1994 were $1,771,000, or 14.9 percent, higher than total revenues of $11,900,000 in 1993.

      Gas and oil sales totalled $11,993,000 in 1994 which represents a $2,489,000 increase over the same period last year. Higher gas and oil sales volumes, resulting principally from the acquisition of producing properties and the drilling of new wells, contributed $3,362,000 and $486,000, respectively, to the increase and were offset by lower gas prices of $1,258,000 and lower oil prices of $101,000. Gas and oil sales volumes totalled 4,810,681 EMCF and 3,421,510 EMCF for the years ending December 31, 1994 and 1993, respectively. Alamco received on average $2.50 per MCF and $14.52 per BBL in 1994, compared to $2.79 per MCF and $16.01 per BBL last year.

      In early September 1994, Hope informed the Company and other local suppliers that its gas supply exceeded its sales market requirements, which could create an imbalance with CNG, its pipeline transporter, and requested a temporary reduction of production volumes for an unstated period of time. The Company agreed to temporarily reduce its production by approximately 50 percent beginning September 12, 1994. Beginning October 21, 1994, all of the affected wells produced at unrestricted levels. The Company estimates revenues were adversely affected by $250,000 due to this reduction in volumes.

      Well tending income decreased $940,000, or 43.3 percent, due principally to the reduction in the number of wells the Company operates for outside investors. Effective March 1, 1994, Alamco exchanged its interests in approximately 141 gross wells for outside investors' interests in approximately 237 gross wells. In addition, on August 1, 1994, but effective January 1, 1994, Alamco acquired an outside owners' approximately 80 percent interest in 114 gross wells. The Company believes the reduction in well tending income, as a result of these transactions, will be offset over time by the effect of higher gas and oil revenues attributable to Alamco's greater ownership interest in the wells (Note 2).

      Other operating revenue increased $222,000 due primarily to the recognition of income related to the transaction in which Alamco formed a partnership with an East Coast financial institution (Note 3). The partnership is structured so that the financial institution will be allocated IRC Section 29 tax credits as a result of production from properties contributed by the Company to the partnership. The financial institution initially paid Alamco $1.0 million, less $100,000 for certain expenses incurred by the financial institution. Alamco recognizes income from this transaction as the tax credits are generated.

      Total expenses in 1994 were $12,046,000, an increase of $2,220,000, or
22.6 percent, from expenses of $9,826,000 in 1993.

      Operating expenses were higher by $1,199,000, or 28.1 percent, due primarily to the significant property acquisitions made and new wells drilled during 1994 and higher employee-related expenses due principally to the expansion of the Company's drilling operations in 1994. Staff levels have increased in those departments that identify and acquire drilling prospects as well as the engineering staff which oversees the drilling of the wells.

      General and administrative expenses for 1994 were higher by $535,000, or
      22.5 percent, as compared to last year due to, among other things, higher business franchise taxes due to the increase in Alamco's equity as a result of the 1993 stock offering. In addition, higher employee-related costs as well as expenses associated with the Company's Stockholders' Rights Plan contributed to the increase. Also, amounts paid under its bank credit facility were higher due to increased commitment fees and other fees which are based upon the unused portion of the Company's credit facility.

      Depreciation, depletion and amortization expense was higher by $717,000 due to, among other things, higher depletion expenses related to the increased gas and oil investments and higher production levels. Higher depreciation expenses associated with fixed assets also contributed to the increase.

      Interest expense for 1994 was $154,000, a decrease of $231,000 from the same period last year due primarily to capitalization of interest expense related to drilling activities. During 1994, interest incurred by the Company totalled $471,000 of which $317,000 was capitalized.

      Non-operating income in 1994 totalled $155,000, a decrease of $166,000, as compared to $321,000 for 1993 due principally to the absence in 1994 of certain asset sales and franchise tax adjustments.

      Alamco's provision for income tax totalled $134,000 in 1994 as compared to $843,000 last year. The reduction of $709,000 is due to, among other things, a change in the effective state tax rate to reflect new business activities in states with lower tax rates and recently implemented tax planning activities, an increase in the deductions associated with percentage depletion and lower income from operations.

                     LIQUIDITY AND CAPITAL RESOURCES

      Working Capital. At December 31, 1995, Alamco had working capital of $827,000, as compared to $835,000 at December 31, 1994. Because the Bank One credit facility agreement, as amended, calls for the payment of interest only until July 1, 1998, current liabilities on the Company's December 31, 1995 balance sheet do not include any principal payments relative to the Bank One credit facility.

      Cash and cash equivalents totalled $3,297,000 at December 31, 1995. Of this amount, approximately $694,000 was available for general corporate purposes and the balance was held for third parties (Note 7). Operating activities provided a net $8,359,000 while investing activities used a net $7,625,000. Financing activities used a net $69,000.

      Revolving Credit Facility. Currently, Alamco has in place a $30.0 million revolving credit facility with Bank One (Note 6). As of March 12, 1996, $14.6 million was available for borrowing under the credit facility. The Company is required to pay interest only until July 1, 1998, at which time all principal and accrued interest are due and payable. Interest accrues and is paid monthly at a rate of Bank One's prime rate plus one-fourth of one percent.

      Alamco is not prohibited from paying dividends to its stockholders under the Bank One credit agreement; however, certain other financial covenants, such as debt coverage and equity covenants, may restrict the payment of cash dividends. The Company presently intends to retain its funds for operations and expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

      Capital Expenditures and Commitments. Alamco's 1995 capital investments totalled $7,931,000, including $6,769,000 for the acquisition of producing properties and drilling of new wells. These activities were funded from internal sources and the Bank One revolving credit facility. In the future, the Company intends to continue to use internally generated cash flows and amounts available under the credit facility to fund the exploration and development of its gas and oil reserves and property acquisitions. (See Part I, Item 1. "Business".)

      Most of Alamco's capital spending is discretionary and the ultimate level of spending will be dependent, among other things, on the Company's assessment of the gas and oil business environment, the number of gas and oil prospects, and gas and oil business opportunities in general. The level of Alamco's 1996 capital expenditures will to a great extent depend upon the gas prices received by the Company. Based on current gas futures prices, Alamco plans to expand
annual drilling activities to an estimated 30 wells.   Alamco will continue with
its enhancement program on existing wells, particularly the wells acquired in Kentucky and where the Company has established a significant acreage position. The Company plans to continue with its aggressive acreage acquisition strategy and will position itself to increase both exploratory and development drilling. Alamco remains committed to the acquisition of producing properties at favorable prices.

      Section 29 Tax Credits. Effective August 11, 1994, the Company, through a series of transactions, formed a partnership with a major East Coast financial institution (the "Institution"). The partnership is structured such that the Institution will be allocated IRC Section 29 tax credits as a result of production from properties contributed by Alamco to the partnership (Note 3). The institution initially paid $1.0 million (reduced by $100,000 for certain expenses incurred by the Institution), and will pay additional amounts, up to $4.0 million, in installments prior to December 31, 2002, upon achieving certain production minimums and satisfying other conditions. As part of the Section 29 tax credit transaction, the Company formed Alamco-Delaware, Inc. ("Aladel") as a Delaware Investment Holding Company.

        In early November 1995, Alamco acquired from an industry partner for $1.35 million in cash, interests in 47 gross (30.7 net) oil and gas wells and the remaining 53 percent of the gas gathering system that it did not own in the Company's Days Chapel Field in Tennessee. This Transaction increased the Company's ownership of the wells in the field from 48.4 percent to 83.0
percent.   Alamco used funds available on its credit facility with Bank One to complete the transaction.

      Alamco also acquired in November 1995 for $1.22 million, four partnerships' share of the Company's claim against Columbia (see Columbia Litigation Claim below). The Company used funds available on its credit facility with Bank One to complete the transaction.

      Columbia Litigation Claim. In November 1995, Alamco received $7.6 million on its and other interest owners' behalf from Columbia under Columbia's Second Amended Plan of Reorganization, As Further Amended Dated July 17, 1995 (the "Plan"). This amount represents 68.875 percent of the Company's $11 million claim against Columbia arising from the settlement of various gas purchase claims. The Plan provides for a potential additional distribution of up to
3.625 percent of the allowed claim in the future depending upon various contingencies. Alamco's share of the claim was approximately 74 percent.

Quarterly Financial Data (Unaudited)
------------------------------------

      The following table sets forth selected historical quarterly financial data (unaudited) with respect to the Company for the quarters indicated in 1995 and 1994. Alamco's results of operations are generally subject to quarterly variations due to, among other factors, weather conditions and other supply and demand factors affecting the natural gas markets. Historically, the demand and price paid for natural gas has increased in the cold winter months and decreased in the warm summer months. Such quarterly data is not necessarily indicative of the Company's future performance. Because of quarterly variations, Alamco believes that its results of operation should be viewed on an annual basis.

                      (in thousands, except per share data)

                                    First      Second      Third    Fourth
          1995                     Quarter     Quarter    Quarter   Quarter
          ----                     -------     -------    -------   -------

Sales and other operating
  revenues (1)                     $3,460      $3,530     $3,149     $8,400
Gross profit (1)                      883         892        392      4,747
Net income (loss) (1)                (102)        (75)      (352)     2,224
Net income (loss) per share (1)    ($0.02)     ($0.02)    ($0.08)     $0.48



                                    First      Second      Third    Fourth
          1994                     Quarter     Quarter    Quarter   Quarter
          ----                     -------     -------    -------   -------

Sales and other operating
  revenues                          $3,370      $3,208     $3,464    $3,629
Gross profit                         1,347       1,128      1,161     1,051
Net income (2)                         462         321        353       510
Net income per share (2)             $0.10       $0.07      $0.08     $0.10

----------------------

(1) In the fourth quarter of 1995, Alamco recorded as revenue the proceeds from the Columbia Settlement of $4,164,000. The tax effect of this one-time event of $1,627,000 is included in the fourth quarter 1995 tax provision of $1,364,000. Absent the Columbia Settlement, revenues in the fourth quarter would have been $4,236,000 with a gross profit of $583,000, a net loss of $313,000, and a net loss per share of $.07.

(2) In the fourth quarter of 1994, Alamco adjusted its provision for income taxes by $256,000 to reflect a change in the effective state tax rate. In addition, an increase in deductions associated with percentage depletion and lower income from operations also reduced the income tax provision.


Item 8.  Consolidated Financial Statements.
-------  ----------------------------------

                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                           Pages
                                                                           -----

      Independent Auditor's Report                                          29

      Consolidated Statement of Income, for the
        Years Ended December 31, 1995, 1994 and 1993                        30

      Consolidated Balance Sheet, as of December 31, 1995 and 1994         31-32

      Consolidated Statement of Changes in Stockholders' Equity,
        for the Years Ended December 31, 1995, 1994 and 1993                33

      Consolidated Statement of Cash Flows for the
        Years Ended December 31, 1995, 1994 and 1993                       34-35

      Notes to Consolidated Financial Statements                           36-53



                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Alamco, Inc.


We have audited the accompanying consolidated balance sheet of Alamco, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Alamco, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.


600 Grant Street
Pittsburgh, Pennsylvania
February 28, 1996


                          ALAMCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                  Years Ended December 31, 1995, 1994 and 1993
                        (In thousands, except share data)
===============================================================================

                                            1995         1994           1993
                                            ----         ----           ----

Revenues:
  Gas and oil sales                      $12,636        $11,993       $ 9,504
  Agreements with gas purchasers

  (Note 4)                                 4,164             --            --
  Well tending income                        943          1,232         2,172
  Other revenue                              796            446           224
                                          -------       -------       -------

    Total revenues                        18,539         13,671        11,900
                                          -------       -------       -------

Expenses:
  Operating                                6,713          5,461         4,262
  Exploration                                641             --            --
  General and administrative               3,146          2,908         2,373
  Depreciation, depletion, and
    amortization                           4,271          3,523         2,806
  Interest                                 1,188            154           385
                                          -------       -------       -------

    Total expenses                        15,959         12,046         9,826
                                          -------       -------       -------

    Income from operations                 2,580          1,625         2,074

Other nonoperating income                    192            155           321
                                          -------       -------       -------

    Income before income tax               2,772          1,780         2,395

Provision for income taxes                 1,077            134           843
                                          -------       -------       -------

    Net income                           $ 1,695        $ 1,646       $ 1,552
                                          =======       =======       =======


    Net income per share                   $0.36          $0.35         $0.45
                                           =====          =====         =====

Weighted average number of shares
  outstanding                           4,679,703     4,645,154     3,438,594
                                        =========     =========     =========



Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1995 and 1994
                                 (In thousands)
===============================================================================

           ASSETS                                         1995           1994

           ------                                         ----           ----

Current assets:
  Cash and cash equivalents                             $ 3,297       $ 2,632
  Accounts receivable, net of allowance of
    $59-1995; $9-1994;                                    3,116         2,693
  Due from partnerships and programs                         72           140
  Inventories and other current assets                      368           428
                                                        -------       -------

      Total current assets                                6,853         5,893
                                                        -------       -------

Property and equipment:
  Gas and oil producing properties
    (Successful Efforts Method)                          78,076        71,782
  Other property and equipment                            5,740         5,270
                                                        -------       -------

                                                         83,816        77,052
  Less accumulated depreciation,
    depletion and amortization                           32,201        28,487
                                                        -------       -------

                                                         51,615        48,565

Other assets                                              1,294         1,600
                                                        -------       -------

      Total assets                                      $59,762       $56,058
                                                        =======       =======


                             (Continued)

Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1995 and 1994
                        (In thousands, except share data)
===============================================================================

      LIABILITIES AND STOCKHOLDERS' EQUITY                1995           1994

      ------------------------------------                ----           ----

Current liabilities:
  Current portion of long-term debt and capital
    lease obligations                                  $    33       $   106
  Accounts payable                                       1,026         1,325
  Accrued expenses                                       1,545         1,398
  Due working interest and royalty owners                3,309         1,064
  Deferred revenue                                         113         1,165
                                                        -------      -------

      Total current liabilities                          6,026         5,058
                                                        -------      -------

Long-term debt and capital lease obligations            13,674        12,889
Due working interest and royalty owners                    325           888
Deferred revenue                                            29           333
Deferred taxes                                           8,936         8,011
Other long-term liabilities                                429           404
                                                        -------      -------

      Total liabilities                                 29,419        27,583
                                                        -------      -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    1,000,000 shares authorized, none issued                --            --
  Common stock, par value $0.10 per share;
    15,000,000 shares authorized;
    4,762,898 and 4,712,713 shares issued
    and outstanding, respectively                          476           471
  Additional paid-in capital                            31,243        31,039

  Accumulated deficit                                   (1,152)       (2,847)
                                                        -------      -------

                                                         30,567       28,663

  Less treasury stock, at cost, 62,405 and 63,360
    shares of common stock, respectively                    224          188
                                                        -------      -------

      Total stockholders' equity                         30,343       28,475
                                                        -------      -------

      Total liabilities and stockholders' equity        $59,762      $56,058
                                                       ========      =======


Accompanying notes are an integral part of the consolidated financial statements.


                          ALAMCO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1995, 1994 and 1993
                        (In thousands, except share data)
===============================================================================

                         Common Stock    Additional Accumu-   Treasury Stock

                       -------------    Paid-in    lated  -----------------
                       Shares  Dollars   Capital   Deficit   Shares Dollars
                       ------  -------  --------   --------  ------ -------

Balance
  January 1, 1993       1,569,110    $157  $21,164   ($6,045)   38,949   $157

Acquisition of
treasury stock                --      --        --        --    50,000    129

Issuance of
  treasury stock              --      --        10        --   (18,236)   (86)

Public stock offering   3,105,000     310    9,741        --        --     --

Exercise of stock
  options                  29,567       3       66        --     2,079     15

Net income                    --      --       --      1,552        --     --
                        ---------   -----  -------   -------  --------  -----
Balance
  December 31, 1993     4,703,677     470   30,981    (4,493)   72,792    215

Issuance of treasury
  stock                       --      --        36        --   (10,370)   (34)

Issuance of common stock    4,903     --        32        --        --     --

Acquisition of
  treasury stock              --      --       --         --       938      7

Exercise of stock options   4,133       1       10        --        --     --

Public stock offering-
  additional costs            --      --       (20)       --        --     --

Net income                    --      --       --      1,646        --     --
                        ---------   -----   ------    ------   -------  -----
Balance
  December 31, 1994     4,712,713     471   31,039    (2,847)   63,360    188

Issuance of common stock    4,585     --        35        --        --     --

Issuance of treasury
  stock                       --      --        36        --   (10,370)   (34)

Acquisition of
  treasury stock              --      --       --         --     9,415     70

Exercise of stock
  options                  45,600       5      133        --        --     --

Net income                    --      --       --      1,695        --     --
                        ---------   -----  -------  --------  --------  -----
Balance
  December 31, 1995     4,762,898    $476  $31,243  ($1,152)     62,405  $224
                        =========   =====  =======  ========  ========= =====

Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  Years Ended December 31, 1995, 1994 and 1993
                                 (In thousands)
===============================================================================

                                            1995         1994          1993
                                            ----         ----          ----

Cash flows from operating activities:
Net income                                $1,695        $1,646        $1,552
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Depreciation, depletion and
      amortization                         4,271         3,523         2,806
    Deferred taxes                           925           201           744
    Dry hole costs                           641            --            --
    Gain on asset sales                      (31)          (76)         (141)
    Issuance of stock for employee
      benefits and compensation expense      105           102            86
    Other factors, net                         7            12            13
  Increase (decrease) in cash from
    changes in:
    Accounts receivable                     (423)        1,282          (275)
    Due from partnerships and programs        68            18            97
    Due working interest and royalty
      owners                               2,245        (1,674)         (340)
    Inventories and other current assets      60          (167)         (105)
    Accounts payable and accrued expenses   (152)          897           438
    Deferred revenue                      (1,052)          474           231
                                          ------        ------        ------

      Net cash provided by
        operating activities               8,359         6,238         5,106
                                          ------        ------        ------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets     156           278           150
  Payment for the acquisition of
    producing properties                  (1,384)       (6,234)           --
  Capital expenditures, including
    dry hole costs                        (6,547)      (10,500)       (6,685)
  Investment in limited partnership           (5)         (290)           --
  Other assets                               155          (464)         (161)
                                          ------        ------        ------

      Net cash used in investing
        activities                        (7,625)      (17,210)       (6,696)
                                          ------        ------        ------

                               (Continued)

Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  Years Ended December 31, 1995, 1994 and 1993
                                 (In thousands)
===============================================================================

                                            1995         1994          1993

                                            ----         ----          ----

Cash flows from financing activities:

  Borrowings under line of credit        $ 6,800       $13,300        $  500
  Payment on line of credit               (6,000)       (1,000)           --
  Principal payments on long-term debt
    and capital lease obligations            (95)         (320)       (9,098)
  Acquisition of treasury stock              (70)           (7)         (144)
  Net proceeds from public offering of
    common stock                               --           --         9,948
  Additional costs of public offering
    of common stock                            --          (20)           --
  Proceeds from exercise of stock options    138            11            69
  Other liabilities                         (842)         (825)       (1,012)
                                          ------        ------        ------

    Net cash (used in) provided by
      financing activities                   (69)       11,139           263
                                          ------        ------        ------
Net increase (decrease) in cash and
  cash equivalents                           665           167        (1,327)
Cash and cash equivalents -
  beginning of period                      2,632         2,465         3,792
                                          ------        ------        ------

Cash and cash equivalents -
  end of period                           $3,297        $2,632        $2,465
                                          ======        ======        ======

Supplemental disclosure of cash flow
  information:

Cash paid during the year for:

  Interest                                 $1,353         $216           $373
  Income taxes                                232           55            180

Supplemental Schedule of Non-Cash
  Investment and Financing Activities:

  Fixed assets acquired under capital
    lease                                      --            --           $27

  Like-kind exchange of property               --        $3,270            --




Accompanying notes are an integral part of the consolidated financial statements.

1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. These consolidated financial statements include the combined accounts of Alamco and its subsidiaries, Alamco-Delaware, Inc. ("Aladel"), HAWG HAULING & DISPOSAL, INC. ("HAWG") and Phoenix-Alamco Ventures, a Limited Liability Company ("PAV"). Aladel and HAWG are wholly owned subsidiaries of the Company. All significant intercompany balances have been eliminated in consolidation.

     Nature of Operations. Alamco, Inc. is an Appalachian-based independent gas and oil producer actively engaged in the acquisition, exploitation, exploration, development and production of domestic gas and oil. The Company's activities are conducted in West Virginia, Tennessee and Kentucky, with an emphasis on producing natural gas for ultimate sale to customers in the northeast gas markets.

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

     For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instru-ments. For long-term debt, including current maturities, the fair value of the Company's long-term debt approximates historically recorded cost since interest rates approximate market.

     Off-Balance Sheet Risk. In accordance with industry practice, the Company has gas and oil sales contracts with commitments to sell certain quantities of gas and oil, primarily at market prices, for varying periods.

     Use of Estimates. Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Gas and Oil Producing Properties. The Company uses the successful efforts method of accounting for gas and oil producing properties. Under the successful efforts method, certain expenditures, such as geological and geophysical costs, exploratory dry hole costs, delay rentals, and other costs directly related to exploration are recognized currently as expenses. All direct costs relating to property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized and depreciated, depleted or amortized using the units-of-production method. Production overhead and other costs are expensed as incurred. Gas and oil producing properties also include well equipment covered by capital lease obligations. Amortization of the lease assets is included in depreciation, depletion and amortization expense.
Interest costs incurred in the drilling of wells are capitalized and amortized using the units-of-production method. The Company capitalized interest costs of $172,000 in 1995, $317,000 in 1994, and none in 1993. Interest incurred in 1995 was $1,360,000 and in 1994 was $471,000.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121").
This statement, which is effective for financial statements for years beginning after December 15, 1995, was adopted by the Company in 1995. The Company has evaluated the impact of SFAS 121 by comparing the carrying value of its long-lived assets, consisting of gas and oil producing properties, other property and equipment, and intangibles, to the estimated future cash flow from such assets in order to determine whether the carrying value of such properties should be reduced. No adjustments to carrying values of assets were necessary as of December 31, 1995.

     Other Property and Equipment. Other property and equipment are stated at cost. Depreciation of other property and equipment is computed using the straight-line method over estimated useful lives of three to forty years, without considering the recoverable value of equipment salvageable from the wells.

     On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation and abandonment of its gas and oil producing properties. Concurrently, the Company evaluates the estimated salvage value of equipment recoverable upon abandonment. At December 31, 1995 the Company's estimate of equipment salvage values is in excess of the costs of future dismantlement, restoration, reclamation and abandonment.

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

     Intangible Assets. Intangible assets, which are reported in other assets on the Company's balance sheet, consist of a non-compete and a consulting agreement arising from the acquisition of 62 wells in Southeastern Kentucky. The values assigned to intangible assets are being amortized on a straight line basis over the life of the agreements which range from four to five years.

               Covenant not to compete  . . . . . . $312,000
               Consulting agreement . . . . . . . .  390,000

               Less accumulated amortization  . . . (234,000)
                                                    --------

                                                    $468,000
                                                    ========

     Income Taxes. The Company accounts for certain income and expense items differently for financial reporting purposes than for purposes of computing income taxes currently payable. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax expense is the result of changes in such basis differences and enacted rates.

     Income Per Share. Income per share amounts are computed by dividing the net income by the weighted average number of shares outstanding in 1995, 1994 and 1993.

2 -  PROPERTY ACQUISITIONS AND WELL SWAP

     In early November 1995, the Company acquired from an industry partner, for $1.35 million in cash, interests in 47 gross (30.7 net) oil and gas wells and the remaining 53 percent of the gas gathering system that it did not own in the Company's Days Chapel Field in Tennessee. This transaction increased the Company's ownership of the wells in the field from 48.4 percent to 83.0 percent. The Company used funds available under its credit facility with Bank One to complete the transaction.

     On March 31, 1994, the Company exchanged its interests (the "Well Exchange") in 141 gross wells for outside investors' interests in 237 gross wells. The exchange was effective March 1, 1994. The exchange has been treated as a like-kind exchange and no gain or loss has been recognized on this transaction.

     In a separate transaction, the Company received a note in exchange for the sale of operating rights in a number of wells. Further, the Company sold its wholly-owned subsidiary, Interstate Resources, Inc. ("IRI"), in exchange for a note. The sale of the Company's operating rights and IRI were to the same non-affiliated party and combined into a single interest bearing note in the principal amount of $272,000. The gain resulting from the sale of operating rights and sale of IRI was deferred and is being recognized as principal payments are received.

     On July 18, 1994, the Company acquired certain gas and oil properties and intangible assets located in Southeastern Kentucky for $2.5 million in cash (Note 1). The Company acquired 62 wells (56.4 net wells) together with 34,000 gross acres (30,000 net acres) and became the operator of the wells.

     On August 1, 1994, the Company acquired all of the interests held by a number of limited partnerships in 114 West Virginia gas wells (91.2 net wells), of which 102 were already operated by the Company (the "West Virginia Acquisition"). The Company acquired these wells for a net $3.8 million in cash.

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

     As the West Virginia Acquisition and the Well Exchange represent a substantial majority of the assets acquired during 1994, the following summary, prepared on a pro forma basis, presents the consolidated results of operations as if the two transactions had been consummated as of January 1, 1994.

                                                            1994
                                                    (Unaudited and in
                                                   thousands of dollars,
                                                   except per share amount)

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

3 -  SECTION 29 TAX CREDITS

     The Company currently produces approximately 800,000 MMBtu per year of natural gas that is eligible for a tax credit of $1.01 per MMBtu under Internal Revenue Code ("IRC") Section 29. The tax credit applies to natural gas produced from "nonconventional" fuel sources, as defined, including gas production from Devonian Shale formations in certain West Virginia counties where the Company has production operations. In addition to producing from certain nonconventional fuel sources, the production must have been from wells drilled between December 31, 1979 and December 31, 1992, and the gas must be sold before December 31, 2002. The tax credit is allowed to reduce a taxpayer's regular tax liability but may not be used to reduce a taxpayer's alternative minimum tax ("AMT") liability. The credits also must be used in the tax year in which they are generated.

     The Company is currently, and is projected to be in the future, an AMT taxpayer and therefore is unable to fully use the tax credits to reduce its tax liability. In order to receive benefit from these credits which would otherwise expire unused, through a series of transactions, the Company formed a partnership with a large East Coast financial institution (the "Institution"). The partnership is structured such that the Institution will be allocated IRC
Section 29 tax credits as a result of production from properties contributed by the Company to the partnership. The Institution initially paid $1.0 million (reduced by $100,000 for certain expenses incurred by the Institution), and will pay additional amounts, up to $4.0 million, in installments prior to December 31, 2002, upon achieving certain production minimums and satisfying other conditions. The Company estimates that this transaction, which was effective August 11, 1994, will allow it to realize $0.65 for each $1.00 in available Section 29 tax credits generated by the producing properties.

     As of August 11 1994, the effective date of the transaction, the Company recognized $1.0 million in deferred revenues and will recognize income from this transaction as the required gas production levels are achieved. In 1995 and 1994 the Company recognized $645,000 and $249,000, respectively, in income relative to this transaction. Accordingly, as of December 31, 1995, the Company's balance sheet includes $105,000 in deferred revenues, all of which is current.

4 -  SETTLEMENT OF COLUMBIA LITIGATION CLAIMS

     The Company received in November 1995 the proceeds from the settlement of its contract rejection claims from Columbia. The initial distribution was the result of the confirmation by the U.S. Bankruptcy Court of Columbia's Plan of Reorganization on November 15, 1995. The Company received proceeds of $7.6 million, of which its share was $5.6 million. The Company recognized revenue of $4,164,000 in the fourth quarter of 1995, net of claims purchased from other owners, and after tax income of $2,537,000 ($0.54 per share).

     The Company could receive an additional settlement distribution from Columbia of up to 3.625 percent of its original claim of $11,000,000 with the Company's share being revenue of $295,000 and after tax income of $180,000
($0.04 per share).   The timing and amount of this additional recovery is
contingent upon Columbia settling various outstanding claims with other gas producers.

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

6 -  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     The Company has a $30.0 million revolving credit facility with Bank One which calls for the payment of interest only until July 1, 1998 at which time all outstanding principal and interest amounts are due. Interest accrues and is paid monthly at a rate of Bank One's prime rate plus one-fourth of one percent. During 1993, using a portion of the 1993 stock offering, the Company repaid all amounts outstanding under the Bank One credit facility. As of December 31, 1995 the aggregate amount of borrowing under the Bank One revolving credit facility was $13.6 million. Bank One's prime interest rate on December 31, 1995, was 8.5 percent.

     The credit facility is subject to semiannual borrowing base revisions (in March and September of each year) to be made in accordance with borrowing base recalculations performed by Bank One. Revisions could result in the extension of credit and repayment terms or, in the case of erosion of the borrowing base, the reduction of outstanding principal amounts or the amount of the credit facility. Based on the latest Bank One recalculation, performed in September 1995, the borrowing base is sufficient to allow full utilization of the maximum $30.0 million credit facility.

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

     The aggregate maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

                    1996                      $      33
                    1997                             37
                    1998                         13,620
                    1999                             17
                    2000 and thereafter               0
                                                -------

                                              $  13,707
                                                =======

     The Company also leases certain equipment used in the production of gas and oil under three lease programs with McJunkin. These equipment leases are for varying terms with purchase options at the end of the lease term. In addition, as part of a 1988 restructuring with McJunkin, the leases were amended to permit the Company to extend the leases for varying periods with rentals due with respect to the extension periods to be paid from a 2-1/2 percent working interest of the Company on the wells where the leased equipment is situated.
The Company has extended the lease periods for all three programs through November 30, 2002. Since rental payments due under such extensions are contingent upon the proceeds of gas and oil production, such payments will be expensed as incurred. There are no future minimum lease payments due.


7 - CASH AND CASH EQUIVALENTS

     Cash and cash equivalents totalled $3,297,000 at December 31, 1995. Of this amount, approximately $694,000 was available for general corporate purposes and the balance was held for third parties, including $372,000 in gas and oil sales proceeds held for eventual distribution to outside working interests and royalty owners, $1,928,000 representing the outside interests' estimated share of Columbia settlement proceeds, $113,000 representing outside interests' share of cash prepaid by CNG, and $190,000 withheld from outside working interests' proceed distributions to be utilized for future ad valorem tax payments
(Note 8). The Company's cash balance at December 31, 1995 includes $2,962,000 invested in commercial paper, U.S. Government and Agency Securities and Bankers' Acceptances, with an annualized 5.5 percent return.

8 -  PLUGGING AND AD VALOREM TAX FUNDS

     The Company retains a portion of outside investors' monthly gas and oil production proceeds to be utilized for future well plugging and abandonment costs and ad valorem tax payments. The funds, totalling $515,000 at December 31, 1995, are invested in securities issued or guaranteed by the United States Treasury in accounts segregated from those of the Company. Interest earned on the funds accrues to the benefit of the working interest owners. Included in other assets is $325,000 for future plugging and abandonments. Corresponding amounts recorded in assets are included in liabilities.

9 -  INCOME TAXES

     The following table details the components of the Company's income tax expense for the year 1993 through 1995.

                                                 1995       1994      1993
                                                 ----       ----      ----
                                                       (In thousands)

Federal:
  Current                                        $137      ($67)       $ 99
  Deferred                                        789       397         618
                                                 ----      ----        ----

  Total Federal                                   926       330         717
                                                 ----      ----        ----

State:
  Current                                          15         --         --
  Deferred                                        136      (196)        126
                                                 ----      ----        ----

  Total State                                     151      (196)        126
                                                 ----      ----        ----

Total                                          $1,077      $134        $843
                                                =====      ====        ====


     Reconciliations of the income tax provision computed at the statutory rate and the provision for income taxes as shown on the Statement of Income are summarized below:
                                                  Year Ended December 31,
                                                --------------------------
                                                1995       1994       1993
                                                ----       ----       ----
                                                       (In thousands)

Tax provision computed at statutory rate        $942       $592       $814

State taxes                                      139        104        126

Change in effective state tax rate                --       (255)        --

Sale of partnership interest                     249         --         --

Use of percentage depletion                   (1,029)      (321)      (103)

Valuation allowance                              750         --         --

Other                                             26         14          6
                                                ----       ----      -----

Provision for income taxes                     $1,077      $134       $843
                                                =====      ====      =====

    The 1994 change in effective state tax rate reflects the Company's new business activities in states with lower tax rates and recently implemented tax planning activities.

    The components of the net deferred tax liability are as follows:

                                                       December 31,
                                               ----------------------------
                                               1995       1994       1993
                                               ----       ----       ----
                                                       (In thousands)

Depreciation, depletion and amortization     $13,150    $12,293    $10,668
Percentage depletion carryover                  (750)        --         --
Accounts receivable write-off                    (30)       (30)       (31)
Future litigation payments                       (39)       (72)      (126)
Sale of partnership interest                    (212)      (293)        --
Net operating loss carryforwards              (1,553)    (1,704)      (490)
AMT credits                                     (821)      (746)      (837)
ITC carryforwards                             (1,375)    (1,394)    (1,371)
Other                                            (22)       (43)        (3)
Valuation allowance                              750         --         --
                                             -------     ------     ------

  Net deferred tax liability                  $8,936     $8,011    $ 7,810
                                             =======     ======     ======



     The Company's investment tax credit carryforwards expire between the years 1996 and 2000. The Company has recorded a valuation allowance applicable to these credits because the ability to use a portion of them is uncertain.

     Prior to August 1994, the Company owned interests in 504 gas wells which qualified for Devonian Shale tax credits. These credits which approximate $1.01 per MMBtu of qualified gas produced in 1995 can be applied to reduce regular income taxes payable only in the years the gas is produced. Effective
August 11, 1994, the Company formed a partnership structured such that a large East Coast financial institution will be allocated substantially all of the Devonian Shale tax credits previously allocated to the Company (see Note 3). No Devonian Shale tax credits were used by the Company in years 1995, 1994 or 1993.

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

10 - STOCKHOLDERS RIGHTS PLAN

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

11 - SALES CONCENTRATION

     The following table illustrates the Company's gas and oil sales concentration with purchasers greater than 10 percent:


  Purchasers                             1995                        1994                        1993

  PAV                                   44.2%                       53.8%                        0.0%

  Hope                                  28.9%                       28.2%                       25.2%

  CNG                                    7.1%                        5.3%                       24.1%
  Phoenix                                0.0%                        0.0%                       14.4%

  Enron                                  0.0%                        0.0%                       14.2%


     Phoenix-Alamco Ventures, a Limited Liability Company ("PAV"), which is owned jointly by the Company and Phoenix Energy Sales Company, is engaged in the marketing of Alamco's and other working interest owners' gas. PAV seeks diversification for Alamco's gas sales to other marketing entities, local distribution companies and industrial users with contracts of various durations.

12 - COMMITMENTS AND CONTINGENCIES

     CNG Agreement. In November 1989, CNG made a $3,800,000 prepayment for 1,565,000 MMBtu of gas to be produced from the Company's Tallmansville production area. CNG has the right, within certain specified limitations, to take deliveries of this gas up to December 31, 1999. As of December 31, 1995, CNG has taken delivery of all of the Tallmansville gas for which it has
prepaid.   The Company recognized its proportionate share of this deferred revenue as volumes were recouped in accordance with the CNG Agreement.

13 - STOCK OPTIONS AND BENEFIT PLANS

     Employee Stock Option Plans. Stock options have been granted to Company employees through two stock option plans, the 1992 Employees' Stock Option Plan (the "1992 Stock Option Plan") and the 1982 Employees' Stock Option Plan (the "1982 Stock Option Plan").

     The 1992 Stock Option Plan was established March 20, 1992 and amended on March 24, 1995, to increase the number of shares available for issuance from 100,000 to 250,000. This plan provides for the grant to officers and other key management employees of the Company of stock options covering an aggregate of up to 250,000 shares of the Company's Common Stock. Options may be designated as either non-qualified stock options or incentive stock options, the latter of which must be exercised sequentially in grant date order. The Compensation Committee of the Company's Board of Directors administers the 1992 Stock Option Plan. The exercise price for each option granted must be equal to the fair market value per share of the Company's Common Stock on the date of the granting of the options (except when incentive stock options are granted to any person who owns more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price of each option will be at least 110% of the fair market value of the Common Stock). At December 31, 1995, there were 154,500 shares available for future grants.

     The 1982 Stock Option Plan provided for the grant of stock options to officers and other employees of the Company for up to 65,000 shares of the Company's Common Stock. As of November 8, 1992, no additional options may be granted from the 1982 Stock Option Plan. Options are designated as either non-qualified stock options or incentive stock options. Information with respect to the options granted under each plan follows:

                                    1982 EMPLOYEES'         1992 EMPLOYEES'
                                   STOCK OPTION PLAN       STOCK OPTION PLAN
                                   -----------------       -----------------
                                              Option                   Option
                                 Number of  Price Range  Number of   Price Range
                                  Shares    Per Share*    Shares     Per Share*
                                  ------    ----------    ------     ----------

Outstanding at January 1, 1993     50,500   $1.25--3.15    17,500   $4.875

Granted                                --                  36,000    6.75
Exercised                          17,100    1.25--2.50        --
Canceled                               --                      --
                                   ------                  ------
Outstanding at December 31, 1993   33,400    1.875-3.15    53,500    4.875-6.75
                                   ------                  ------

Granted                                --                  18,500    6.75
Exercised                              --                      --
Canceled                           19,900    1.875-3.15     7,500    4.875
                                   ------                  ------
Outstanding at December 31, 1994   13,500    1.875-3.15    64,500    4.875-6.75
                                   ------                  ------

Granted                                --                  35,000    8.00
Exercised                           3,500    2.50           2,000    6.75
Canceled                               --                   4,000    6.75
                                   ------                  ------
Outstanding at December 31, 1995   10,000    1.875-3.15    93,500    4.875-8.00
                                   ------                  ------

Exercisable at December 31, 1995   10,000    1.875-3.15    36,164    4.875-6.75
                                   ------                  ------

------------------------
*Reflects the option price range applicable to only those installments included in the total number of shares with respect to which the options are or were exercisable.

     Non-Qualified Stock Options. At December 31, 1995, non-qualified stock options granted outside of any stockholder-approved plan totalled 330,000 shares of Common Stock and were held by 7 employees. No options were granted or expired in 1995; 2,000 shares were cancelled in 1995. The stock option exercise prices range from $1.875 to $6.75 per share. Employees exercised 40,100, 4,133 and no shares during 1995, 1994 and 1993, respectively, with option prices ranging from $1.875 to $6.75 in 1995, and an option price of $3.15 in 1994. At December 31, 1995, 263,332 shares were exercisable with the remaining stock options becoming exercisable in November 1996.

     The 1992 Equity Compensation Plan for Outside Directors. The 1992 Equity Compensation Plan for Outside Directors (the "1992 Outside Directors' Plan") was established March 20, 1992 and provides for a maximum number of 75,000 shares of Common Stock from the Company's authorized and unissued shares of Common Stock and/or treasury shares to be available for issuance, subject to adjustments in certain instances. Outside Directors receive 50 percent of their annual retainer in the form of Common Stock and may elect to receive any or all of the remaining cash balance of their retainer in the form of Common Stock. In 1995, 4,585 shares were issued to directors at a market price of $7.75 per share. The Company adopted the Alamco, Inc. Directors' Deferred Income Plan (the "Plan") effective June 15, 1995, which permits eligible directors of the Company to elect to defer receipt of future compensation that would otherwise be payable in cash currently by the Company and have such deferred amounts credited to individual bookkeeping accounts maintained by the Company in the names of the participants.

     Outside Directors' Stock Option Plan. The 1982 Outside Directors' Stock Option Plan (the "Outside Directors' Plan") provided for the automatic grant of options of the Company's Common Stock to non-employee Directors of the Company. As of November 9, 1991, stock options may not be granted under the Outside Directors' Plan. At December 31, 1995, 4,400 shares remain outstanding and exercisable with option prices ranging from $2.50 to $3.875. No options were exercised in 1995.

     Employee Savings and Protection Plan. Effective October 1, 1987, the Company instituted a 401(k) Plan titled the Alamco, Inc. Employee Savings and Protection Plan. In addition to employee contributions, the Company contributed cash and stock of approximately $117,000, $110,000 and $97,000 in 1995, 1994 and 1993, respectively.

14 - SUPPLEMENTAL INFORMATION RELATED TO GAS AND OIL PRODUCING ACTIVITIES
     (Unaudited)

     Costs incurred by the Company in gas and oil property acquisition, exploration, and development are presented below:

                                                  Year Ended December 31,
                                                ---------------------------
                                                1995       1994       1993
                                                ----       ----       ----
                                                       (In thousands)

Costs (capitalized or expensed) for:

Property acquisition                           $1,281    $ 6,740     $  592
Exploration                                       641         --         --
Development                                     5,476      9,578      5,479
                                               ------    -------     ------
                                               $7,398    $16,318     $6,071
                                               ------    -------     ------

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

     Aggregate capitalized costs for the Company related to gas and oil exploration and production activities, with applicable accumulated depreciation, depletion and amortization, are presented below:


                                    1995                        1994

                           ----------------------
                                                       -----------------------
                                   Accumu-                     Accumu-
                                    lated                       lated
                           Cost     DD&A      Net      Cost     DD&A      Net
                           ----     ----      ---      ----     ----      ---
                                              (In thousands)

Proved developed
  properties              $78,076  $28,996  $49,080   $71,782  $25,880  $45,902

Pipelines and processing
  equipment                 1,924      671    1,253     1,734      562    1,172

Vehicles, machinery and
  equipment consisting
  principally of assets
  used in gas and oil
  producing activities      2,068    1,380      688     1,913    1,024      889

Buildings used in gas
  and oil producing
  activities                  224       99      125       206       84      122
                          -------  -------  -------   -------  -------  -------

                          $82,292  $31,146  $51,146   $75,635  $27,550  $48,085
                          -------  -------  -------   -------  -------  -------


     The results of operations for gas and oil producing activities are presented below:

                                                  Year Ended December 31,
                                                ---------------------------
                                                1995       1994       1993
                                                ----       ----       ----
                                                       (In thousands)

Gas and oil sales revenues                    $12,636    $11,993     $9,504
                                               ------     ------     ------
Expenses:
  Production                                    4,194      3,287      2,259
  Depreciation, depletion and amortization      3,467      2,790      2,734
  Exploration                                     641         --         --
                                               ------     ------     ------
                                                8,302      6,077      4,993
                                               ------     ------     ------
Results of operations for gas and oil
  producing activities before provision
  for income taxes                              4,334      5,916      4,511

    Provision for income tax                      650        887        677
                                               ------     ------     ------
Results of operations for gas and oil
  producing activities                         $3,684     $5,029     $3,834
                                               ------     ------     ------

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

     The decrease in the results of operation for gas and oil producing activities between 1995 and 1994 resulted from lower gas prices which was partially offset by increased production from the Company's successful acquisition and drilling programs.

     The increase in the results of operations for gas and oil producing activities between 1994 and 1993 resulted from higher gas and oil sales revenues due primarily to the Company's successful 1994 acquisition and drilling programs.

     Estimates of net proved reserves of gas and oil for the Company, all of which are within the United States, are as follows:

                                         Year Ended December 31,

                           --------------------------------------------------
                               1995               1994               1993
                           ------------        -----------        -----------
                           MCF     BBL         MCF    BBL         MCF    BBL
                           ---     ---         ---    ---         ---    ---
                                             (In thousands)

Proved reserves,
  beginning of year      119,625  1,399      82,617    897      58,830    881
Extensions, discoveries
  and other additions     11,534      2      13,529    435      23,727    142
Acquisitions               3,242    376      16,888    131         988      5
Revisions of previous
  estimates               (1,744)   (53)     10,995      4       2,269    (94)
Production                (5,364)   (88)     (4,404)   (68)     (3,197)   (37)
                         -------  -----      ------  -----      ------    ---
  Proved reserves,
    end of year          127,293  1,636     119,625  1,399      82,617    897
                         -------  -----      ------  -----      ------    ---

  Proved developed
    reserves              97,169  1,405      85,654  1,164      56,560    605
                         -------  -----      ------  -----      ------    ---

     These estimates are based primarily on the reports of independent petroleum and geological engineers. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved reserves are the estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved reserves increased in 1995 and 1994 due to the success of the Company's acquisition and development drilling programs.
Reserves were also added due to the inclusion of several additional drilling prospects on existing company acreage and on acreage leased in 1994 and 1995. The estimates include only those amounts considered to be proved reserves and do not include additional amounts that may result from new discoveries in the future. Proved developed reserves are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods.

     The estimated future net cash flow and the present value of the proved reserves before taxes are presented below.

                                    Proved          Proved            Total
                                   Developed      Undeveloped        Proved
                                   ---------      -----------        ------
                                                (In thousands)

Estimated future net cash
  flow attributable to
  production during

  1996                               11,175         (2,721)            8,454
  1997                                9,839         (1,076)            8,763
  1998                                9,332          1,609            10,941
  1999                                8,871          2,504            11,375
  2000 and thereafter               119,254         47,306           166,560
                                   ________         _______          _______

  Total                             158,471         47,622           206,093

Present value of future
  cash flow                          69,874         13,613            83,487

     Estimated future net cash flow represents future cash inflows generated by the sale of the proved reserves less estimated production and future development cost. For production from wells under fixed priced gas purchase contracts, the gas price used is the contractual gas price for the term of the contract. The average gas price used is $2.50 per MCF and the average oil price used is $16.89 per barrel. Production costs are based on those in effect at December 31,
1995. The estimated future net cash flow is based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and
frequent revisions.   No assurance of levels of gas and oil prices and costs
can be given nor can assurance be given that proved reserves will be developed within the periods indicated. Present value is calculated by discounting estimated future net revenue by 10 percent.

     Summarized in the following table is information for the Company with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves. Estimated future net cash flow represents future cash inflows generated by the sale of the proved reserves less estimated production and future development cost. Future income tax expenses are computed by applying the statutory rate and tax laws applicable to the future pre-tax net cash flows for each year, less the tax basis of the properties, and giving effect to permanent differences and net operating loss, investment tax credit, and percentage depletion carryforwards which exist as of the end of each year. In addition, 504 of the Company's gas wells qualify for Devonian Shale tax credits under Section 29 of the Internal Revenue Code. These tax credits, which in 1995, 1994 and 1993, are approximately $1.010, $1.000 and $.977, respectively, per MMBtu, of qualified gas produced, must be used in the year in which they originated and cannot be carried forward or back. During 1994, the Company entered into a transaction which allocated substantially all of its Devonian Shale tax credits to a third party (Note 3). Therefore, no Devonian Shale tax credits were included in the 1995 and 1994 tax calculations. For 1993, Devonian Shale tax credits expected to be generated from qualified wells were reflected as reductions of future income tax expense on gas and oil producing activities.

                                                Year Ended December 31,
                                              --------------------------
                                              1995       1994       1993
                                              ----       ----       ----
                                                    (In thousands)

Future cash inflows                         $344,066   $275,745   $225,423
Future production and development costs     (137,973)  (108,241)   (82,499)
Future income tax expense                    (52,524)   (42,915)   (33,874)
                                            --------   --------   --------

    Future net cash flows                    153,569    124,589    109,050

10% annual discount for estimated timing
  of cash flows                              (90,378)   (77,184)   (65,395)
                                            --------   --------   --------
    Standardized measure of discounted
      future net cash flows                 $ 63,191   $ 47,405   $ 43,655
                                            --------   --------   --------

     Approximately 93 percent of the Company's reserves are natural gas reserves, the price for which has increased since year-end 1995. The following table summarizes the principal sources of change in the standardized measure of discounted future cash flows:

                                                Year Ended December 31,
                                              --------------------------
                                              1995       1994       1993
                                              ----       ----       ----
                                                    (In thousands)
Sales and transfers of gas and oil
  produced, net of production costs          ($8,442)   ($8,706)   ($7,245)
Net changes in prices, production and
  development costs, and quality

  estimates                                   41,458     26,825     48,702
Addition of proved undeveloped reserves       11,049     16,039     17,590
Development costs incurred during the
  period                                      (5,476)    (9,578)    (5,479)
Accretion of discount                          7,718      6,540      3,967
Net change in income taxes                    (9,609)    (9,041)   (15,347)
Other, including changes in the discount
  other than due to accretion                (20,912)   (18,329)   (29,689)
                                             -------    -------    -------
                                             $15,786    $ 3,750    $12,499
                                             -------    -------    -------

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

Item 9.   Changes In and Disagreements With Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
     Incorporated by reference from the Company's Proxy Statement to be filed not later than 120 days after the Company's 1995 fiscal year end.

Item 11.  Executive Compensation
          ----------------------
     Incorporated by reference from the Company's Proxy Statement to be filed not later than 120 days after the Company's 1995 fiscal year end. The Report of the Compensation Committee of the Board of Directors is not incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
     Incorporated by reference from the Company's Proxy Statement to be filed not later than 120 days after the Company's 1995 fiscal year end.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
     Incorporated by reference from the Company's Proxy Statement to be filed not later than 120 days after the Company's 1995 fiscal year end.

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K
          --------------------------------
(a) 1. and 2.  Financial Statements

               --------------------

Financial Statements included in this report:

     Alamco, Inc., a Delaware corporation
          Independent Auditor's Report
          Consolidated Statement of Income for the
               Years Ended December 31, 1995, 1994 and 1993
          Consolidated Balance Sheet as of December 31, 1995 and 1994 Consolidated Statement of Changes in Stockholders' Equity for the
               Years Ended December 31, 1995, 1994 and 1993
          Consolidated Statement of Cash Flows for the
               Years Ended December 31, 1995, 1994 and 1993
          Notes to Consolidated Financial Statements

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

Dated:  March 18, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           Date                     Signature and Title
                           ----                     -------------------


                                          /s/ John L. Schwager
          March 18, 1996                  --------------------------
                                          John L. Schwager
                                          President, Chief Executive
                                          Officer, Principal Executive Officer,
                                          Principal Financial Officer and
                                          Director


          March 18, 1996                  /s/ Robert S. Maust
                                          --------------------------
                                          Robert S. Maust
                                          Director


          March 18, 1996                  /s/ James B. Gehr
                                          ----------------------------
                                          James B. Gehr
                                          Director

          March 18, 1996
                                          /s/ Richard R. Hoffman
                                          --------------------------
                                          Richard R. Hoffman
                                          Executive Vice President, Chief
                                          Operating Officer and Director



          March 18, 1996                  /s/ Stephen L. Barr
                                          --------------------------
                                          Stephen L. Barr
                                          Director



          March 18, 1996                  /s/ James H. Weber
                                          --------------------------
                                          James H. Weber
                                          Director


                                          /s/ Thomas M. Levine
          March 18, 1996                  --------------------------
                                          Thomas M. Levine
                                           Director



                                INDEX TO EXHIBITS

The following exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated herein by reference:


Exhibit                                                                Prior Filing or Subsequential
  No.                          Description                                    Page No. Herein

     3.1          Articles of Incorporation, as amended             Filed herewith


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

     10.1         Master Gas Purchase Contract between the          Filed herewith
                  Company and Hope Gas, Inc. dated November 1,
                  1995

     10.2         Letter Agreement between the Company and Hope     Exhibit 10.3 to Annual Report on Form 10-K,
                  Gas, Inc. dated November 23, 1994                 for Year Ended December 31, 1994*(1)

      10.3        Memorandum of Agreement dated August 19, 1992,    Exhibit 10.28 to Amendment No. 1 to
                  between the Company, Phillips Petroleum           Registration Statement on Form S-2 filed on
                  Company and Hope Gas, Inc.                        July 15, 1993 at Registration No. 33-64234*

      10.4        Marketing Agreement between the Company and       Exhibit 10.2 to Quarterly Report on Form 10-
                  Phoenix-Alamco Ventures, a West Virginia          Q for Quarter ended September 30, 1993* (1)
                  limited liability company dated October 28,
                  1993

      10.5        Letter Agreement between the Company and CNG      Exhibit 10.8 to Annual Report on Form 10-K
                  Transmission Corporation dated March 23, 1993     for Year Ended December 31, 1993* (1)


      10.6        Stock Option Agreement dated December 13, 1990    Exhibit A to Exhibit 10.4 to Annual Report
                  between the Company and John L. Schwager          on Form 10-K, for Year Ended December 31,
                                                                    1990* (1) (2)

      10.7        Amendment No. 1 dated April 15, 1992 to Stock     Exhibit 4.5 to Registration Statement on
                  Option Agreement referred to in Exhibit 10.6      Form S-8 filed May 22, 1992 at Registration
                                                                    No. 33-47194* (2)

      10.8        Stock Option Agreement dated November 11, 1993    Exhibit 4.3 to Registration Statement on
                  between the Company and John L. Schwager          Form S-8 filed February 18, 1994 at
                                                                    Registration No. 33-75500* (2)


      10.9        Nonstatutory Stock Option Agreement dated         Exhibit 4.3 to Registration Statement on
                  November 1, 1994 between the Company and John     Form S-8 filed November 16, 1994 at
                  L. Schwager                                       Registration No. 33-86452* (2)


      10.10       Employment Agreement between the Company and      Exhibit 10.15 to Annual Report on Form 10-K
                  John L. Schwager dated January 1, 1995            for Year Ended December 31, 1994* (1) (2)


      10.11       Stock Option Agreement dated November 11, 1993    Exhibit 4.4 to Registration Statement on
                  between the Company and Richard R. Hoffman        Form S-8 filed February 18, 1994 at
                                                                    Registration No. 33-75500* (2)


      10.12       Employment Agreement between the Company and      Exhibit 10.19 to Annual Report on Form 10-K,
                  Richard R. Hoffman dated January 1, 1995          for Year Ended December 31, 1994* (1) (2)


      10.13       Employment Agreement between the Company and      Exhibit 10.23 to Annual Report on Form 10-K,
                  Bridget D. Furbee dated January 1, 1995           for Year Ended December 31, 1994* (1) (2)


      10.14       Restructuring Agreement with McJunkin             Exhibit 28.03 to Report on Form 8-K dated
                  Corporation                                       November 21, ~1988* (1)


      10.15       Amended & Restated Credit Agreement among         Filed herewith
                  Alamco, Inc., Alamco-Delaware, Inc. and Bank
                  One, Texas, N.A. dated October 1, 1995


      10.16       Alamco, Inc. 1982 Employees' Stock Option Plan    Exhibit 4.1 to Registration Statement on
                                                                    Form S-8 filed October 9, 1987 at
                                                                    Registration No. 33-17841* (2)


      10.17       Alamco, Inc. 1982 Outside Directors' Stock        Exhibit 4.2 to Registration Statement on
                  Option Plan                                       Form S-8 filed October 9, 1987 at
                                                                    Registration No. 33-17841* (2)


      10.18       Form of Nonstatutory Stock Option Agreement       Exhibit 4.3 to Registration Statement on
                  dated March 8, 1991, as amended by Amendment      Form S-8 filed May 22, 1992 at Registration
                  No. 1 dated April 15, 1992 (for options           No. 33-47192* (2)
                  granted to Richard R. Hoffman)

      10.19       Alamco, Inc. 1992 Employees' Stock Option Plan    Exhibit 4.3 to Registration Statement on
                                                                    Form S-8 filed May 22, 1992 at Registration
                                                                    No. 33-47193* (2)


      10.20       Alamco, Inc. 1992 Equity Compensation Plan for    Exhibit 4.3 to Registration Statement on
                  Outside Directors                                 Form S-8 filed
                                                                    May 22, 1992 at Registration No. 33-47195*
                                                                    (2)

      10.21       The First National Bank of Morgantown, N.A.       Exhibit 10.19 to Annual Report on Form 10-K,
                  401(k) Trust Agreement                            for Year Ended December 31, 1992* (1) (2)


      10.22       Alamco, Inc. Savings and Protection Plan,         Exhibit 10.20 to Annual Report on Form 10-K,
                  effective as of October 1, 1987, as amended       for Year Ended December 31, 1992* (1) (2)
                  and restated as of January 1, 1991


      10.23       Amendment to the Alamco, Inc. Savings and         Exhibit 10.21 to Annual Report on Form 10-K,
                  Protection Plan dated June 23, 1992               for Year Ended December 31, 1992* (1) (2)

      10.24       Second Amendment to the Alamco, Inc. Savings      Exhibit 10.32 to Annual Report on Form 10-K,
                  and Protection Plan effective January 1, 1993     for Year Ended December 31, 1993* (1) (2)

      10.25       Third Amendment to the Alamco, Inc. Savings       Exhibit 10.38 to Annual Report on Form 10-K,
                  and Protection Plan effective January 1, 1993     for Year Ended December 31, 1994* (1) (2)


      10.26       Form of Indemnification Agreement (for            Exhibit 10.25 to Registration Statement on
                  directors/officers to which John L. Schwager,     Form S-2 filed on June 10, 1993 at
                  Richard R. Hoffman, Stephen L. Barr, James B.     Registration No. 33-64234*
                  Gehr, Robert S. Maust, Thomas M. Levine and
                  James H. Weber are parties)

      10.27       Form of Indemnification Agreement (for            Exhibit 10.26 to Registration Statement on
                  officers only to which Bridget D. Furbee is a     Form S-2 filed on June 10, 1993 at
                  party)                                            Registration No. 33-64234*


      10.28       Alamco, Inc. Directors Deferred Income Plan       Filed herewith
                  effective June 15, 1995

      21.1        Subsidiaries of the Company:
                  HAWG Hauling & Disposal, Inc., a
                    West Virginia corporation
                  Alamco-Delaware, Inc., a
                    Delaware corporation
                  Phoenix-Alamco Ventures, a
                    West Virginia limited liability

      23.1        Independent Auditors Consent dated February       Filed herewith
                  28, 1996


      23.2        Independent Petroleum Engineers Consent dated     Filed herewith
                  February 27, 1996


       27         Financial Data Schedule                           Filed herewith


Note (1):       Commission File No. 1-8490

Note (2):       Indicates management contracts and compensation plans.