Form 10-K/A
period 1995-12-31
ALAMCO INC
filed 1996-03-26
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549
                           --------------------------

                                   FORM 10-K/A
                                 AMENDMENT No. 1

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


               --------------------------------------------------
                                   Page 1 of 3


      The purpose of this Amendment No. 1 on Form 10-K/A of Alamco, Inc. for the year ended December 31, 1995, is to add Exhibit Nos. 10.15; 10.28; 23.1; 23.2 and 27 which were inadvertently omitted from the Form 10-K filing made on March 25, 1996.


Dated:  March 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Date                  Signature and Title
                 ----                  -------------------

          March 26, 1996               ALAMCO, INC.
                                       (Registrant)

                                       By:  /s/ John L. Schwager
                                       --------------------------------
                                       John L. Schwager, President, Chief
                                       Executive Officer, Principal Executive
                                       Officer and Principal Financial
                                       Officer

     Exhibit                                                                Prior Filing or Subsequential
       No.                          Description                                    Page No. Herein

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
