Form 10-Q
period 1996-03-31
ALAMCO INC
filed 1996-05-13
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended March 31, 1996

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


                                Yes   X      No
                                    ------      ------


      The number of shares outstanding of each of the registrant's classes of common stock as of May 1, 1996, is set forth below:

            Class of Stock                    Number of Shares Outstanding

     Common Stock, $.10 par value                       4,717,774


                         PART I.  Financial Information                  Pages


Item 1.  Financial Statements

         Condensed Consolidated Statements of Income  . . . . . . . . .    3
         for the three months ended March 31, 1996 and 1995

         Condensed Consolidated Balance Sheets as of  . . . . . . . . .  4-5
         March 31, 1996 and December 31, 1995

         Condensed Consolidated Statements of Cash Flows  . . . . . . .    6
         for the three months ended March 31, 1996 and 1995

         Condensed Consolidated Statements of Stockholders' . . . . . .    7
         Equity for the three months ended March 31, 1996 and 1995

         Notes to the Condensed Consolidated Financial  . . . . . . . .    8
         Statements

Item 2.  Management's Discussion and Analysis of  . . . . . . . . . . .  9-10
         Financial Condition and Results of Operations


                           PART II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   11


Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12



                                                        Three Months Ended
                                                            March 31,
                                                        -----------------

                                                       1996           1995
                                                       ----           ----



Revenues:
    Gas and oil sales                                 $ 6,187      $ 3,011
    Well tending income                                   179          249
    Other                                                 258          200
                                                       ------       -------

        Total revenues                                  6,624        3,460
                                                       ------       -------

Expenses:
    Operating                                           2,073        1,561
    General and administrative                            711          777
    Depreciation, depletion and
      amortization                                      1,078        1,016
    Interest                                              341          299
                                                      -------      --------
        Total expenses                                  4,203        3,653
                                                      -------      --------

        Income (loss) from operations                   2,421         (193)

Other nonoperating income, net                             83           64

                                                     --------       -------
        Income (loss) before income taxes               2,504         (129)

Income tax provision (benefit)                            828          (27)
                                                     --------       -------


        Net income (loss)                              $1,676      ($  102)
                                                     ========       =======

        Net income (loss) per share (Note 6)            $0.34       ($0.02)
                                                     ========      ========
Weighted average number of common and
    common equivalent shares outstanding            4,865,865    4,653,382
                                                    =========    ==========


                                              March 31,      December 31,
                                                1996            1995
                                                ----            ----
                                             (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents                $ 3,243           $ 3,297

    Accounts receivable                        5,468             3,116

    Due from partnerships and programs            57                72

    Inventories and other current assets         288               368
                                              ------            ------
        Total current assets                   9,056             6,853
                                              ------            ------


Property and equipment:

    Gas and oil producing properties
        (Successful Efforts Method)           79,530            78,076

    Other property and equipment               6,755             5,740
                                              ------           -------
                                              86,285            83,816

    Less accumulated depreciation,
        depletion and amortization            33,153            32,201
                                             -------           -------
                                              53,132            51,615

Other assets                                   1,217             1,294
                                             -------           -------

    Total assets                             $63,405           $59,762
                                             =======           =======



                                   (Continued)

                                           March 31,        December 31,
                                             1996               1995
                                             ----              ----
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and
        capital lease obligations            $     35        $    33
    Accounts payable                              847          1,026
    Accrued expenses                            1,313          1,545
    Due working interest and royalty owners
                                                1,911          3,309
    Deferred revenue                                7            113
    Income tax payable                             51             --
                                              -------        -------
        Total current liabilities               4,164          6,026
                                              -------        -------

Long-term debt and capital lease obligations   16,857         13,674
Due working interest and royalty owners           273            325
Deferred revenue                                   27             29
Deferred taxes                                  9,572          8,936
Other long-term liabilities                       378            429
                                              -------        -------

        Total liabilities                      31,271         29,419
                                              -------        -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $1.00 per share;
        1,000,000 shares authorized; none issued
    Common stock, par value $.10 per share;
        15,000,000 shares authorized; 4,768,898
        and 4,762,898 shares issued and
        outstanding, respectively including
        treasury stock                            477            476
    Additional paid-in capital
                                               31,338         31,243
    Retained earnings (deficit)                   524         (1,152)
                                             --------        -------

                                               32,339         30,567


    Less:  Treasury stock, at cost, 51,124
           and 62,405 shares of common
           stock, respectively                    205            224
                                              -------        -------


Total stockholders' equity                     32,134         30,343
                                             --------        -------

Total liabilities and stockholders' equity   $ 63,405       $ 59,762
                                              =======        =======


                                                        Three Months Ended
                                                            March 31,
                                                        -----------------

                                                       1996           1995
                                                       ----           ----
Cash flows from operating activities:
Net income (loss)                                   $ 1,676       ($   102)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, depletion and amortization            1,078          1,016
  Deferred taxes                                        636             57

  Gains on asset sales                                  (26)           (22)
  Issuance of stock for employee benefits and
    compensation expense                                111             70
  Other factors, net                                      1              2
Increase (decrease) in cash from changes in:
  Accounts receivable                                (2,352)           330
  Due from partnerships and programs                     15             13
  Due working interest and royalty owners            (1,398)            69
  Inventories and other current assets                   80             33
  Accounts payable & accrued expenses                  (411)          (958)
  Deferred revenue                                     (106)            93
  Income tax payable                                     51             --
                                                    --------       -------
    Net cash (used in) provided by
    operating activities                               (645)           601
                                                    --------       -------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets                 36            233
  Capital expenditures                               (2,566)        (1,350)
  Investment in limited partnership                     (21)            --
  Other assets                                           59             (9)
                                                    --------       -------
    Net cash used in investing activities            (2,492)        (1,126)
                                                    --------       -------
Cash flows from financing activities:
  Borrowings under line of credit                     3,200            750
  Payments on line of credit                             --           (500)
  Principal payments on long-term debt and
    capital lease obligations                           (16)           (47)
  Acquisition of treasury stock                         (15)            (5)
  Proceeds from exercise of stock options                19             11
  Other liabilities                                    (105)          (635)
                                                     -------       -------
    Net cash provided by (used in)
    financing activities                              3,083           (426)
                                                     -------       -------

Net decrease in cash and cash equivalents               (54)          (951)
Cash and cash equivalents - beginning of period       3,297          2,632
                                                     -------       -------

Cash and cash equivalents - end of period           $ 3,243        $ 1,681
                                                     =======       =======

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                          $   341        $   303




                           Common Stock    Additional Retained
                                                                Treasury Stock

                           -------------    Paid-in   Earnings
                                                                --------------
                          Shares  Dollars   Capital  (Deficit)  Shares Dollars
                          ------  -------  --------   --------  ------ -------

Balance
  December 31, 1994     4,712,713    $471  $31,039   ($2,847)   63,360   $188

Issuance of treasury
  stock                       --      --        36        --   (10,370)   (34)

Acquisition of
  treasury stock              --      --       --         --       795      5

Exercise of stock
  options                   3,733       1       10        --        --     --

Net loss                      --      --       --      (102)        --     --
                        ---------   -----  -------  --------  --------  -----
Balance
  March 31, 1995        4,716,446    $472  $31,085  ($2,949)    53,785   $159
                        =========   =====  =======  ========  ========  =====



Balance
  December 31, 1995     4,762,898    $476  $31,243   ($1,152)   62,405   $224

Issuance of treasury
  stock                       --      --        77        --   (12,929)   (34)

Acquisition of
  treasury stock              --      --       --         --     1,648     15

Exercise of stock
  options                   6,000       1       18        --        --     --

Net income                    --      --       --      1,676        --     --
                        ---------   -----  -------  --------  --------  -----
Balance
  March 31, 1996        4,768,898    $477  $31,338     $ 524    51,124   $205
                        =========   =====  =======  ========  ========= =====



1.   Accounting Policies

     Reference is hereby made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 10-K"), which includes additional information about the Company, its operations and its consolidated financial statements, and contains a summary of major accounting policies followed by the Company in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly financial statements included herein. The year-end consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The management of the Company believes that all adjustments necessary to make a fair statement of the results in these interim periods have been made. All adjustments reflected in the financial statements are of a normal recurring nature except as described in the Notes to Condensed Consolidated Financial Statements. Net results for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     The disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" will be adopted by the Company in its 1996 annual financial statements.

2.   Cash and Cash Equivalents

     Cash and cash equivalents totalled $3,243,000 at March 31, 1996. Of this amount, approximately $2,694,000 was available for general corporate purposes and the balance was held for third parties, including $392,000 in gas and oil sales proceeds held for eventual distribution to outside working interest and royalty owners, $40,000 in drilling advances from other owners and $117,000 withheld from outside working interest owners' distributions to be utilized for future ad valorem tax payments (Note 3). The Company's cash balance at

March 31, 1996 includes $2,980,000 invested in commercial paper, U.S. Government and Agency Securities with an annualized 4.97 percent return.

3.   Plugging and Ad Valorem Tax Funds

     The Company retains a portion of outside investors' monthly gas and oil production proceeds to be utilized for anticipated future well plugging and abandonment costs and ad valorem tax payments. The funds, totalling $389,000 at March 31, 1996, are invested in securities issued or guaranteed by the United States Treasury at BANK ONE, Texas, N.A. ("BANK ONE") in accounts segregated from those of the Company, of which $272,000 is included in other assets. Interest earned on the funds accrues to the benefit of the working interest owners. Amounts corresponding to these assets are recorded in liabilities.

4.   Income Taxes

     Income taxes are provided for financial reporting purposes based on management's best estimate of the effective tax rate expected to be applicable for the full calendar year. The effective tax rate for first quarter 1996 is higher than for first quarter 1995 due to decreased effect of percentage depletion deductions.

5.   Common Stock Held In Treasury

     The Company contributed 8,750 and 10,370 shares of its common stock held in treasury to the Company's 401(k) Plan on January 16, 1996 and February 28, 1995.

6.   Earnings Per Share

     Primary earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the calculation beginning in 1996. They were not significant in previous years. Primary and fully diluted earnings per share are the same.



     Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three-month periods ended March 31, 1996 and 1995, respectively, are presented below.

                             Results of Operations

     The Company recorded net income of $1,676,000 for the three months ended March 31, 1996, compared to a net loss of $102,000 for the same period in 1995. Income from operations for the first quarter of 1996 totalled $2,421,000 compared to a loss from operations of $193,000 for the first quarter of 1995.

     Total revenues of $6,624,000 in the first three months of 1996 were $3,164,000 or 91 percent higher than total revenues of $3,460,000 in the first three months of 1995.

     Gas and oil sales totalled $6,187,000 in the first quarter of 1996 and represented a $3,176,000 increase over the same period last year. Higher gas prices, higher gas sales volumes and higher oil sales volumes and prices contributed $2,517,000, $582,000 and $77,000, respectively, to the increase as compared to the first quarter of 1995. Gas and oil sales volumes totalled 1,685,700 equivalent thousand cubic feet ("EMCF"), a 21 percent increase over the 1,392,400 EMCF sold during the three month
     period ending March 31, 1995.   The Company received an average of $3.74
     per MCF for gas and $17.31 per barrel ("BBL") for oil for the three month period ending March 31, 1996, compared to $2.11 per MCF and $16.05 per BBL in the same period last year.

     Well tending income decreased $70,000 due principally to the reduction in the number of wells the Company operates for outside investors.

     Other operating revenue increased $58,000 due primarily to increased marketing revenue as a result of higher gas and oil sales.

     Total expenses in the first quarter of 1996 were $4,203,000, an increase of $550,000 or 15 percent compared to expenses in the first three months of 1995 of $3,653,000.

     Operating expenses were higher by $512,000 or 33 percent due primarily to the Company's higher well ownership percentage. First quarter 1996 included higher operating expenses of $48,000 due to snow removal, higher gas and oil production taxes of $186,000 and higher employee-related expenses of $169,000.

     General and administrative expenses for the first quarter of 1996 were lower by $66,000 or 8 percent as compared to last year mainly because of lower employee-related expenses.

     Depreciation, depletion and amortization expense was higher by $62,000 in the first quarter of 1996 due to higher production and property and equipment levels, partially offset by higher oil and gas reserve levels.

     Interest expense for the first three months of 1996 was $341,000, an increase of $42,000 over the same period last year due primarily to higher debt balances.

     Non-operating income in the first quarter of 1996 totalled $83,000 as compared to $64,000 in the same period last year due to higher interest income.

     The Company recorded an income tax provision of $828,000 in the first quarter of 1996 as compared to an income tax benefit of $27,000 for the first quarter of 1995.

                       Liquidity and Capital Resources

     Working Capital. At March 31, 1996, the Company had working capital of $4,892,000, as compared to $827,000 at December 31, 1995. The $4,065,000 increase in working capital is primarily due to higher accounts receivables resulting from the higher price received by the Company for gas sales in the first quarter of 1996 as compared to that received in the fourth quarter of 1995. Because the Bank One credit facility agreement requires the payment of interest only until July 1, 1998, current liabilities on the Company's March 31, 1996 balance sheet do not include any principal payments for this credit facility.

     Cash and cash equivalents totalled $3,243,000 at March 31, 1996. Of this amount, approximately $2,694,000 was available for general corporate purposes and the balance was held for third parties. Operating activities used a net $645,000 which was negatively impacted by $1.9 million due to the payout of proceeds to outside owners from the Columbia settlement. Investing activities used a net $2,492,000 including $2,566,000 in capital expenditures, and financing activities provided a net $3,083,000.

     Revolving Credit Facility. The Company has in place a $30.0 million revolving credit facility with Bank One. Currently $13.2 million is available for borrowing by the Company. Interest accrues and is paid monthly at a rate of Bank One's prime rate plus one-fourth of one percent.

     Capital Expenditures and Commitments. In the first quarter of 1996, the Company's capital expenditures totalled $2,566,000, including approximately $1,454,000 spent on gas and oil exploration, development and acquisition activities. The Company's executive offices, approximately 20,000 square feet, were purchased on January 5, and February 7, 1996 for $568,000 using funds borrowed from the Bank One credit facility. The remaining capital expenditures were spent on other property and equipment.

     Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent, among other things, on the Company's assessment of the gas and oil business environment, the number of gas and oil prospects, and gas and oil business opportunities in general. The level of the Company's 1996 capital expenditures will to a great extent depend upon the gas prices received by the Company. As of May 6, 1996, the Company has drilled 9 wells this year, 7 of which have been successful, 1 dry hole and 1 well is still being evaluated. Based on current gas futures prices, Alamco currently plans to drill up to 30 wells in 1996. Alamco will continue with its enhancement program on existing wells. The Company plans to continue with its acreage acquisition strategy and will position itself to increase both
exploratory and development drilling.   The Company remains committed to the
acquisition of producing properties at favorable prices.

     On April 18, 1996, the Company agreed with the United States Environmental Protection Agency ("EPA") to settle its outstanding administrative complaint issued by the EPA for an amount significantly less than the initial proposed penalty of nearly $124,000. The EPA issued the complaint on May 23, 1994 for alleged violations of the Clean Water Act resulting from an oil discharge at Alamco's Days Chapel Field in Claiborne County, Tennessee. The incident occurred in December 1993 when vandals severed locks securing the valves on the Alamco storage tanks and discharged approximately 174 barrels of oil into a local creek. The Company expects that the consent decree finalizing this matter will be completed and signed before year-end.

     Other. Some of the statements contained in this Form 10-Q may be "forward-looking" statements. Refer to the Company's 1995 10-K for a discussion of factors that may affect forward-looking statements.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Exhibit No.         Description                 Filing
          ----------          -----------                 ------

          10.1          Master Gas Purchase Contract   Filed herewith
                        between the Company and
                        Hope Gas, Inc. dated
                        April 4, 1996

            27          Financial Data Schedule        Filed herewith


     (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1996.




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





          May 9, 1996                   /s/ John L. Schwager
                                        -----------------------------------
                                        John L. Schwager, President,
                                        Chief Executive Officer, and
                                        Principal Financial Officer