Form 10-Q
period 1996-06-30
ALAMCO INC
filed 1996-08-13
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended June 30, 1996

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


                                Yes   X      No
                                    ------      ------


      The number of shares outstanding of each of the registrant's classes of common stock as of August 1, 1996, is set forth below:

            Class of Stock                    Number of Shares Outstanding

     Common Stock, $.10 par value                       4,749,782


                         PART I.  Financial Information                  Pages


Item 1.  Financial Statements

         Condensed Consolidated Statement of Income . . . . . . . . . .    3
         for the three and six months ended June 30, 1996 and 1995

         Condensed Consolidated Balance Sheet as of . . . . . . . . .   4 - 5
         June 30, 1996 and December 31, 1995

         Condensed Consolidated Statement of Cash Flows . . . . . . . .    6
         for the six months ended June 30, 1996 and 1995

         Condensed Consolidated Statement of Stockholders'  . . . . . .    7
         Equity for the six months ended June 30, 1996 and 1995

         Notes to the Condensed Consolidated Financial  . . . . . . .    8 - 9
         Statements

Item 2.  Management's Discussion and Analysis of  . . . . . . . . . .   10 - 13
         Financial Condition and Results of Operations


                           PART II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders  . . . . .   14

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   14


Signature Page            . . . . . . . . . . . . . . . . . . . . . . .   15



                              Three Months Ended          Six Months Ended
                                   June 30,                   June 30,
                              -------------------         ----------------
                               1996         1995          1996        1995
                               ----         ----          ----        ----

Revenues:
    Gas and oil sales         $4,655      $3,048        $10,842     $6,059
    Well tending income          224         287            403        536
    Other revenue                258         195            516        395
                              ------       ------        ------      ------

        Total revenues         5,137       3,530         11,761      6,990
                              ------       ------        ------      ------

Expenses:
    Operating                  2,010       1,609          4,083      3,170
    General & administrative     876         781          1,587      1,558
    Depreciation, depletion &
      amortization             1,139       1,029          2,217      2,045
    Interest                     234         332            575        631
                              ------       ------        ------      ------
        Total expenses         4,259       3,751          8,462      7,404
                              ------       ------        ------      ------

        Income (loss)
           from operations       878        (221)         3,299       (414)

Other nonoperating income,

    net                           68          50            151        114
                              ------       ------        ------      ------

    Income (loss) before
        income taxes             946        (171)         3,450       (300)

Income tax provision
    (benefit)                    381         (96)         1,209       (123)
                              ------       ------        ------     -------


    Net income (loss)         $  565        ($75)        $2,241      ($177)
                              ======       ======        ======      ======

Net income (loss) per share    $0.11      ($0.02)         $0.45     ($0.04)
                               =====        =====         =====       =====

Weighted average number of
    shares outstanding     4,934,523    4,677,257     4,930,973   4,665,385
                           =========    =========     =========   =========




                                               June 30,      December 31,
                                                1996            1995
                                                ----            ----
                                             (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents                 $2,974            $3,297

    Accounts receivable                        4,878             3,116

    Due from partnerships and programs            88                72

    Inventories and other current assets         188               368
                                              ------            ------
        Total current assets                   8,128             6,853
                                              ------            ------


Property and equipment:

    Gas and oil producing properties
        (Successful Efforts Method)           81,905            78,076

    Other property and equipment               6,456             5,740
                                              ------           -------
                                              88,361            83,816

    Less accumulated depreciation,
        depletion and amortization            33,637            32,201
                                             -------           -------
                                              54,724            51,615

Other assets                                   1,038             1,294
                                             -------           -------

    Total assets                             $63,890           $59,762
                                             =======           =======

                                   (Continued)


                                            June 30,        December 31,
                                             1996              1995
                                             ----              ----
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and
        capital lease obligations             $    35        $    33
    Accounts payable                            1,456          1,026
    Accrued expenses and other                  1,410          1,545
    Due working interest and royalty owners     1,386          3,309
    Deferred revenue                              211            113
    Income tax payable                             99              0
                                              -------        -------
        Total current liabilities               4,597          6,026
                                              -------        -------

Long-term debt and capital lease obligations,
    less current portion                       15,857         13,674
Due working interest and royalty owners           317            325
Deferred revenue                                    0             29
Deferred taxes                                  9,905          8,936
Other long-term liabilities                       499            429
                                              -------        -------

        Total liabilities                      31,175         29,419
                                              -------        -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $1.00 per share;
        1,000,000 shares authorized; none issued
    Common stock, par value $.10 per share;
        15,000,000 shares authorized,
        4,775,790 and 4,762,898 shares
        issued and outstanding, respectively,
        including treasury stock                  478            476
    Additional paid-in capital                 31,368         31,243
    Retained earnings (deficit)                 1,089         (1,152)
                                             --------        -------

                                               32,935         30,567


    Less:  Treasury stock, 52,520 and
           62,405 shares of common stock,
           respectively                           220            224
                                              -------        -------


Total stockholders' equity                     32,715         30,343
                                              -------        -------

Total liabilities and stockholders' equity    $63,890        $59,762
                                              =======        =======


                                                         Six Months Ended
                                                             June 30,
                                                        -----------------
                                                       1996           1995

                                                       ----           ----

Net income (loss)                                   $ 2,241          ($177)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization          2,217          2,045
    Change in deferred tax liability                    969           (123)
    (Gains) losses on asset sales                       (54)           (22)
    Issuance of stock for employee benefits and
      compensation expense                              111             70
    Other factors, net                                    3              2
  Increases (decreases) in cash from changes in:
    Accounts receivable                              (1,762)            57
    Due from partnerships and programs                  (16)           (32)
    Due working interest and royalty owners          (1,923)           133
    Inventories and other current assets                180              9
    Accounts payable & accrued expenses                 295         (1,055)
    Deferred revenue                                     98           (261)
    Income tax payable                                   99              0
                                                   --------        -------
    Net cash provided by operating activities         2,458            646
                                                   --------        -------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets                 63            237
  Capital expenditures, including dry hole costs
                                                     (5,257)        (2,356)
  Other assets                                          178             (8)
                                                   --------        -------
    Net cash used in investing activities            (5,016)        (2,127)
                                                   --------        -------
Cash flows from financing activities:
  Borrowings under line of credit agreement           3,200          1,800
  Payments on line of credit                         (1,000)          (500)
  Additions to long-term debt                             0             32
  Principal payments on long-term debt and
    capital lease obligations                           (18)           (63)
  Acquisition of treasury stock                         (30)           (46)
  Proceeds from exercise of stock options                50            106
  Other liabilities                                      33           (545)
                                                    -------        -------
    Net cash provided by financing activities         2,235            784
                                                    -------        -------

Net decrease in cash and temporary investments         (323)          (697)
Cash and cash equivalents - beginning of period       3,297          2,632
                                                    -------        -------

Cash and cash equivalents - end of period           $ 2,974        $ 1,935
                                                    =======        =======

Supplemental disclosure of cash flow information:

Cash paid during the year for:
  Interest                                             $694           $628




                           Common Stock    Additional Retained   Treasury Stock
                           -------------    Paid-in   Earnings    -------------
                          Shares  Dollars   Capital  (Deficit)  Shares Dollars
                          ------  -------  --------   --------  ------ -------

Balance
  December 31, 1994     4,712,713    $471  $31,039   ($2,847)   63,360   $188

Issuance of treasury
  stock                       --      --        36        --   (10,370)   (34)

Acquisition of
  treasury stock              --      --       --         --
                                                                 6,402     46

Exercise of stock
  options                  32,700       4      102        --        --     --

Net loss                      --      --       --      (177)        --     --
                        ---------   -----  -------  --------  --------  -----
Balance
  June 30, 1995         4,745,413    $475  $31,177  ($3,024)    59,392   $200
                        =========   =====  =======  ========  ========  =====






Balance
  December 31, 1995     4,762,898    $476  $31,243   ($1,152)   62,405   $224

Issuance of treasury
  stock                       --      --        77        --   (12,929)   (34)

Acquisition of
  treasury stock              --      --       --         --     3,044     30

Exercise of stock
  options                  12,892       2       48        --        --     --

Net income                    --      --       --      2,241        --     --
                        ---------   -----  -------  --------  --------  -----
Balance
  June 30, 1996         4,775,790    $478  $31,368    $1,089    52,520   $220
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

     The management of the Company believes that all adjustments necessary to make a fair statement of the results in these interim periods have been made. All adjustments reflected in the financial statements are of a normal recurring nature except as described in the Notes to Condensed Consolidated Financial Statements. Net results for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" will be adopted by the Company in its 1996 annual financial statements.


2.   Cash and Cash Equivalents

     Cash and cash equivalents totalled $2,974,000 at June 30, 1996. Of this amount, approximately $2,539,000 was available for general corporate purposes and the balance was held for third parties, including $317,000 in gas and oil sales proceeds held for eventual distribution to outside working interest and royalty owners, and $118,000 withheld from outside working interest owners' distributions to be utilized for future ad valorem tax payments (Note 3). The Company's cash balance at June 30, 1996 includes $2,698,000 invested in commercial paper and U.S. Government and Agency Securities with an annualized
5.05 percent return.


3.   Plugging and Ad Valorem Tax Funds

     The Company retains a portion of outside investors' monthly gas and oil production proceeds to be utilized for anticipated future well plugging and abandonment costs and ad valorem tax payments. The funds, totalling $435,000 at June 30, 1996, are invested in securities issued or guaranteed by the United States Treasury at Bank One, Texas, N.A. ("Bank One") in accounts segregated from those of the Company, of which $317,000 is included in other assets. Interest earned on the funds accrues to the benefit of the working interest owners. Amounts corresponding to these assets are recorded in liabilities.


4.   Income Taxes

     Income taxes are provided for financial reporting purposes based on management's best estimate of the effective tax rate expected to be applicable for the full calendar year. The effective tax rate for the first half of 1996 is higher than first half of 1995, due to the decreased effect of percentage depletion deductions.


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


        Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three and six-month periods ended June 30, 1996 and 1995, respectively, are presented below.

                             Results of Operations

     The Company recorded net income of $2,241,000 for the six months ended
June 30, 1996, compared to a net loss of $177,000 for the same period of 1995. Income from operations for the first six months of 1996 totalled $3,299,000 compared to a loss from operations of $414,000 for the first six months of 1995.

     Total revenues of $11,761,000 in the first six months of 1996 were $4,771,000 or 68 percent higher than total revenues of $6,990,000 in the first six months of 1995.

     Gas and oil sales totalled $10,842,000 in the first six months of 1996 and represented a $4,783,000 increase over the same period last year. Revenues were increased $3,678,000 by substantially higher gas prices as compared to the first six months of 1995. Higher gas sales volumes, higher oil sales volumes and higher oil prices contributed $936,000, $78,000 and $91,000, respectively, to the increase. Gas and oil sales volumes totalled 3,360,802 equivalent thousand cubic feet ("EMCF"), a 17 percent increase over the 2,875,445 EMCF sold during the six month period ended June 30, 1995. The Company received on average $3.24 per MCF and $18.21 per barrel ("BBL") for the six month period ended June 30, 1996, compared to $2.05 per MCF and $16.28 per BBL in the same period last year.

     Well tending income decreased $133,000 due principally to the reduction in the number of wells the Company operates for outside investors.

     Other operating revenue increased $121,000 due primarily to increased marketing revenue as a result of higher gas and oil sales.

     Total expenses in the first six months of 1996 were $8,462,000, an increase of $1,058,000 or 14 percent from expenses in the first six months of 1995 of $7,404,000.

     Operating expenses were higher by $913,000 or 29 percent due primarily to increased production taxes as a result of increased revenues and the accrual of a three year state severance tax audit settlement.

     General and administrative expenses for the first six months of 1996 were higher by $29,000 or 2 percent as compared to last year.

     Depreciation, depletion and amortization expense was higher by $172,000 in the first six months of 1996 due to higher production and property and equipment levels, partially offset by higher oil and gas reserve levels.

     Interest expense for the first six months of 1996 was $575,000, a decrease of $56,000 over the same period last year due to more interest capitalization resulting from increased drilling in 1996.

     Non-operating income in the first six months of 1996 totalled $151,000 as compared to $114,000 in the same period last year.

     The Company recorded an income tax provision of $1,209,000 for the six month period ended June 30, 1996, as compared to an income tax benefit of $123,000 last year.

     The Company reported net income of $565,000 for the three months ended June 30, 1996, compared to a net loss of $75,000 for the three months ended June 30, 1995. Income from operations totalled $878,000 for the second quarter of 1996, compared to a loss from operations of $221,000 for the same period last year.

     Second quarter 1996 revenues of $5,137,000 were higher by $1,607,000 or 46 percent compared to total revenues of $3,530,000 for the same period last year.

     Gas and oil sales increased by $1,607,000 to $4,655,000 over second quarter 1995 gas and oil sales of $3,048,000 due primarily to higher average gas and oil prices of $1,155,000 and $61,000, respectively. Higher gas and oil volumes of $361,000 and $30,000, respectively, also contributed to the increase. Gas and oil sales volumes totalled 1,675,144 EMCF and 1,483,025 EMCF for the second quarters of 1996 and 1995, respectively. The Company received an average $2.74 per MCF and $19.12 per BBL for the second quarter of 1996 compared to $1.99 per MCF and $16.50 per BBL last year.

     Well tending income of $224,000 for the three months ended June 30, 1996, was lower by $63,000.

     Other revenue increased $63,000 due principally to increased marketing revenue from higher gas and oil sales.

     Expenses in the three months ended June 30, 1996 totalled $4,259,000 and were $508,000 or 14 percent higher than the three months ended June 30, 1995, when expenses totalled $3,751,000.

     Operating expenses of $2,010,000 for the quarter were $401,000 or 25 percent higher than the second quarter last year due principally to higher production taxes and the accrual of a three year state severance tax audit settlement.

     General and administrative expenses were $95,000 or 12 percent higher than the same period last year due to higher employee-related expenses.

     Depreciation, depletion and amortization expense was higher by $110,000 for the same reason stated in the six-months results. Interest expense was lower by $98,000 due to higher interest capitalization.

     Non-operating income in the second quarter of 1996 totalled $68,000 or an increase of $18,000 from the second quarter of 1995 due to higher gains on asset sales.

     The Company recorded an income tax provision of $381,000 in the second quarter of 1996 as compared to an income tax benefit of $96,000 for the second quarter of 1995.



                         Liquidity and Capital Resources

     Working Capital. At June 30, 1996, the Company had working capital of $3,531,000, as compared to $827,000 at December 31, 1995. The $2,704,000 increase in working capital is primarily due to higher accounts receivables resulting from the higher price received by the Company for gas sales in the first six months of 1996 as compared to that received in the fourth quarter of 1995. Because the Bank One credit facility agreement, as amended, calls for the payment of interest only until July 1, 1998, current liabilities on the Company's June 30, 1996, balance sheet do not include any principal payments for this credit facility.

     Cash and cash equivalents totalled $2,974,000 at June 30, 1996. Of this amount, approximately $2,539,000 was available for general corporate purposes and the balance was held for third parties. Operating activities provided a net $2,458,000 which was negatively impacted by $1.9 million due to the payment of proceeds to outside owners from the Columbia settlement. Investment activities used a net $5,016,000 including $5,257,000 in capital expenditures. Financing activities provided a net $2,235,000.

     Revolving Credit Facility. The Company has in place a $30.0 million revolving credit facility with Bank One. Currently $14.2 million is available for borrowing by the Company. Interest accrues and is paid monthly at a rate of Bank One's prime rate plus one-fourth of one percent.

     Capital Expenditures and Commitments. In the first six months of 1996, the Company's capital expenditures totalled $5,257,000 including approximately $3,970,000 spent on gas and oil exploration, development and acquisition activities. The Company's executive offices, approximately 20,000 square feet, were purchased on January 5, and February 7, 1996 for $568,000 using funds borrowed from the Bank One credit facility. The remaining capital expenditures were spent on other property and equipment.

     Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent, among other things, on the Company's assessment of the gas and oil business environment, the number of gas and oil prospects available to the Company, and gas and oil business opportunities in general. As of August 2, the Company has drilled 19 wells this year, 16 of which have been successful, 2 dry holes and 1 well is still being evaluated. Alamco currently plans to spend $13,100,000 on 1996 gas and oil investments and has expanded its original 1996 drilling program from 30 wells to 39 wells. As part of its 1996 capital program, Alamco will be installing a 6-inch, 20 mile pipeline in Tennessee to interconnect a substantial portion of its Tennessee and Kentucky production and improve its gas marketing opportunities. Alamco will continue with its enhancement program on existing wells. The Company plans to continue with its acreage acquisition strategy and will position itself to
increase both exploratory and development drilling.   The Company remains
committed to the acquisition of producing properties at favorable prices.

     On July 11, 1996, the Company entered into a contract to sell 6,000 MMBtus of gas per day on the CNG Transmission Corporation pipeline for the period October 1, 1996 through March 31, 1997 at a price of $3.22 per MMBtu. The price was based on the gas futures price on the New York Mercantile & Exchange, plus a premium as consideration for Appalachian gas. The sale was made through Phoenix-Alamco Ventures, a limited liability company, of which Alamco is a 50 percent owner. As a result of this contract and prior contracts, the Company will sell approximately 47 percent of its gas during the winter season at an average price of $3.02 per MCF.

     Shut-in of Gas Volumes. Effective August 1, 1996, the Company will be required to shut-in the majority of its gas volumes on the CNG Transmission Corporation ("CNG") pipeline due to maintenance on the system. CNG estimates that the shut-in will last approximately three (3) weeks, which will mean a reduction of approximately 128,000 MMBtus net to the Company. Assuming the volumes are curtailed for the period projected, the Company will experience a reduction in revenues in excess of $300,000. The Company has experienced these shut-ins in previous years.

     On April 18, 1996, the Company agreed with the United States Environmental Protection Agency ("EPA") to settle its outstanding administrative complaint issued by the EPA for an amount significantly less than the initial proposed penalty of nearly $124,000. The Company has previously recorded the agreed-upon amount in prior years and will, therefore, not realize any expense in its 1996 financial statements. The EPA issued the complaint on May 23, 1994 for alleged violations of the Clean Water Act resulting from an oil discharge at Alamco's Days Chapel Field in Claiborne County, Tennessee. The incident occurred in December 1993 when vandals severed locks securing the valves on the Alamco storage tanks and discharged approximately 174 barrels of oil into a local creek. The Company expects that the consent decree finalizing this matter will be completed and signed before year-end.

     Other. Some of the statements contained in this Form 10-Q, including without limitation projections of capital expenditure and percentages of lock-in volumes, may be "forward-looking" statements. Reference is hereby made to the Company's 1995 10-K for a discussion of factors that may affect forward-looking statements.


Item 4.   Submission of Matters to a Vote of Security Holders

     The 1996 Annual Meeting of Stockholders of the Company was held on May 10, 1996, for the purpose of electing two directors each to serve a three year term expiring at the 1999 Annual Meeting of Stockholders. Stephen L. Barr and John
L. Schwager were each reelected to three year terms.

     Messrs. Barr and Schwager received the following votes:

                                                 Votes
                                               Against/
                              Votes For        Withheld        Abstentions
                              ---------        --------        -----------
Stephen L. Barr               4,248,496           2,371              0
John L. Schwager              4,248,386           2,481              0

     The stockholders also approved the Alamco, Inc. 1996 Stock Option Plan for Non-Employee Directors, which provides for 170,000 shares of common stock to be available for issuance in accordance with the Plan. There were 3,566,370 shares voted in favor of the Plan, 564,245 against and 105,886 abstaining.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

   Exhibit No.             Description                          Filing
   ----------              -----------                          ------

     27     Financial Data Schedule.                        Filed herewith

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 1996.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



          August 8, 1996                /s/ John L. Schwager
                                        -------------------------------
                                        John L. Schwager, President,
                                        Chief Executive Officer, and
                                        Principal Financial Officer