Form 10-Q
period 1996-09-30
ALAMCO INC
filed 1996-11-12
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30, 1996

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


                                Yes   X      No
                                    ------      ------


      The number of shares outstanding of each of the registrant's classes of common stock as of November 1, 1996, is set forth below:

            Class of Stock                    Number of Shares Outstanding

     Common Stock, $.10 par value                       4,752,108


                         PART I.  Financial Information                  Pages


Item 1.  Financial Statements

         Condensed Consolidated Statement of Income . . . . . . . . . .    3
         for the three and nine months ended September 30, 1996 and 1995

         Condensed Consolidated Balance Sheet as of . . . . . . . . .   4 - 5
         September 30, 1996 and December 31, 1995

         Condensed Consolidated Statement of Cash Flows . . . . . . . .    6
         for the nine months ended September 30, 1996 and 1995

         Condensed Consolidated Statement of Stockholders'  . . . . . .    7
         Equity for the nine months ended September 30, 1996 and 1995

         Notes to the Condensed Consolidated Financial  . . . . . . .    8 - 9
         Statements

Item 2.  Management's Discussion and Analysis of  . . . . . . . . . .   10 - 13
         Financial Condition and Results of Operations


                           PART II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   14


Signature Page            . . . . . . . . . . . . . . . . . . . . . . .   15



                              Three Months Ended          Nine Months Ended
                                 September 30,              September 30,
                              -------------------         ----------------
                               1996         1995          1996        1995
                               ----         ----          ----        ----

Revenues:
    Gas and oil sales        $ 4,295     $ 2,668        $15,137    $ 8,727
    Well tending income          238         275            641        811
    Other revenue                212         206            728        601
                              ------       ------        ------      ------

        Total revenues         4,745       3,149         16,506     10,139
                              ------       ------        ------      ------

Expenses:
    Operating                  2,004       1,692          6,087      4,862
    Exploration                  110          --            110         --
    General & administrative   1,122         754          2,709      2,312
    Depreciation, depletion &
      amortization             1,195       1,065          3,412      3,110
    Interest                      99         185            674        816
                              ------       ------        ------      ------
        Total expenses         4,530       3,696         12,992     11,100
                              ------       ------        ------      ------

        Income (loss)
           from operations       215        (547)         3,514       (961)

Other nonoperating income,
    net                           49          31            200        145

                              ------       ------        ------      ------

    Income (loss) before
        income taxes             264        (516)         3,714       (816)

Income tax provision
    (benefit)                     24        (164)         1,233       (287)
                              ------       ------        ------     -------


    Net income (loss)         $  240       ($352)       $ 2,481      ($529)
                              ======       ======        ======      ======

Net income (loss) per share    $0.05      ($0.08)         $0.51     ($0.11)
                               =====        =====         =====       =====

Weighted average number of
    shares outstanding     4,913,273    4,690,556     4,894,037   4,673,868
                           =========    =========     =========   =========




                                            September 30,    December 31,
                                                1996            1995
                                                ----            ----
                                             (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents                 $2,005            $3,297

    Accounts receivable                        3,338             3,116

    Due from partnerships and programs           110                72

    Inventories and other current assets         229               368
                                              ------            ------
        Total current assets                   5,682             6,853
                                              ------            ------


Property and equipment:

    Gas and oil producing properties
        (Successful Efforts Method)           84,928            78,076

    Other property and equipment               7,712             5,740
                                              ------           -------
                                              92,640            83,816

    Less accumulated depreciation,
        depletion and amortization            34,581            32,201
                                             -------           -------
                                              58,059            51,615

Other assets                                   1,004             1,294
                                             -------           -------

    Total assets                             $64,745           $59,762
                                             =======           =======

                                   (Continued)

                                         September 30,      December 31,
                                             1996              1995
                                             ----              ----
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and
        capital lease obligations             $    38        $    33
    Accounts payable                            1,635          1,026
    Accrued expenses and other                  1,403          1,545
    Due working interest and royalty owners     1,070          3,309
    Deferred revenue                               61            113
    Income tax payable                             18             --
                                              -------        -------
        Total current liabilities               4,225          6,026
                                              -------        -------

Long-term debt and capital lease obligations,
    less current portion                       17,268         13,674
Due working interest and royalty owners           322            325
Deferred revenue                                   --             29
Deferred taxes                                  9,778          8,936
Other long-term liabilities                       401            429
                                              -------        -------

        Total liabilities                      31,994         29,419
                                              -------        -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $1.00 per share;
        1,000,000 shares authorized; none issued
    Common stock, par value $.10 per share;
        15,000,000 shares authorized,
        4,846,697 and 4,762,898 shares
        issued and outstanding, respectively,
        including treasury stock                  481            476
    Additional paid-in capital                 31,647         31,243
    Retained earnings (deficit)                 1,329         (1,152)
                                             --------        -------

                                               33,457         30,567


    Less:  Treasury stock, 94,589 and
           62,405 shares of common stock,
           respectively                           706            224
                                              -------        -------


Total stockholders' equity                     32,751         30,343
                                              -------        -------

Total liabilities and stockholders' equity    $64,745        $59,762
                                              =======        =======


                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                       1996           1995

                                                       ----           ----

Net income (loss)                                   $ 2,481          ($529)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization          3,412          3,110
    Change in deferred tax liability                    842           (345)
    Exploration expense                                 110             --
    Gains on asset sales                                (73)           (22)
    Issuance of stock for employee benefits and
      compensation expense                              140            105
    Other factors, net                                    4              6
  Increases (decreases) in cash from changes in:
    Accounts receivable                                (222)           601
    Due from partnerships and programs                  (38)           (85)
    Due working interest and royalty owners          (2,239)          (144)
    Inventories and other current assets                139              1
    Accounts payable & accrued expenses                 467           (228)
    Deferred revenue                                    (52)          (601)
    Income tax payable                                   18             --
                                                   --------        -------
    Net cash provided by operating activities         4,989          1,869
                                                   --------        -------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets                 98            242
  Capital expenditures                               (9,874)        (4,019)
  Investment in limited partnership                      --             (6)
  Other assets                                          173             70
                                                   --------        -------
    Net cash used in investing activities            (9,603)        (3,713)
                                                   --------        -------
Cash flows from financing activities:
  Borrowings under line of credit agreement           4,600          2,400
  Payments on line of credit                         (1,000)          (500)
  Additions to long-term debt                            13             16
  Principal payments on long-term debt and
    capital lease obligations                           (18)           (78)
  Acquisition of treasury stock                        (516)           (46)
  Proceeds from exercise of stock options                71            106
  Tax benefit from stock option exercise                232             --
  Other liabilities                                     (60)          (818)
                                                    -------        -------
    Net cash provided by financing activities         3,322          1,080
                                                    -------        -------

Net decrease in cash and temporary investments       (1,292)          (764)
Cash and cash equivalents - beginning of period       3,297          2,632
                                                    -------        -------

Cash and cash equivalents - end of period           $ 2,005        $ 1,868
                                                    =======        =======

Supplemental disclosure of cash flow information:

Cash paid during the year for:
  Interest                                           $1,043           $928
  Income taxes                                            0             57




                           Common Stock    Additional Retained Treasury Stock
                           -------------    Paid-in   Earnings --------------
                          Shares  Dollars   Capital  (Deficit)  Shares Dollars
                          ------  -------  --------   --------  ------ -------

Balance
  December 31, 1994     4,712,713    $471  $31,039   ($2,847)   63,360   $188

Issuance of treasury
  stock                       --      --        36        --   (10,370)   (34)

Issuance of common stock    4,585     --        35        --        --     --

Acquisition of
  treasury stock              --      --       --         --
                                                                 6,402     46

Exercise of stock
  options                  32,700       4      102        --        --     --

Net loss                      --      --       --      (529)        --     --
                        ---------   -----  -------  --------  --------  -----
Balance
  September 30, 1995    4,749,998    $475  $31,212  ($3,376)    59,392   $200
                        =========   =====  =======  ========  ========  =====




Balance
  December 31, 1995     4,762,898    $476  $31,243   ($1,152)   62,405   $224

Issuance of treasury
  stock                       --      --        77        --   (12,929)   (34)

Issuance of common stock    2,541     --        29        --        --     --

Acquisition of
  treasury stock              --      --        --        --    45,113    516

Exercise of stock
  options                  81,258       5       66        --        --     --

Tax benefit of stock
option exercise               --      --       232        --        --     --

Net income                    --      --       --      2,481        --     --
                        ---------   -----  -------  --------  --------  -----
Balance
  September 30, 1996    4,846,697    $481  $31,647    $1,329    94,589   $706
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

     The management of the Company believes that all adjustments necessary to make a fair statement of the results in these interim periods have been made. All adjustments reflected in the financial statements are of a normal recurring nature except as described in the Notes to Condensed Consolidated Financial Statements. Net results for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" will be adopted by the Company in its 1996 annual financial statements.


2.   Cash and Cash Equivalents

     Cash and cash equivalents totalled $2,005,000 at September 30, 1996. Of this amount, approximately $1,589,000 was available for general corporate purposes and the balance was held for third parties, including $297,000 in gas and oil sales proceeds held for eventual distribution to outside working interest and royalty owners, and $119,000 withheld from outside working interest owners' distributions to be utilized for future ad valorem tax payments (Note
3). The Company's cash balance at September 30, 1996 includes $1,693,000 invested in commercial paper and U.S. Government and Agency Securities with an annualized 5.0 percent return.


3.   Plugging and Ad Valorem Tax Funds

     The Company retains a portion of outside investors' monthly gas and oil production proceeds to be utilized for anticipated future well plugging and abandonment costs and ad valorem tax payments. The funds, totalling $441,000 at September 30, 1996, are invested in securities issued or guaranteed by the United States Treasury at Bank One, Texas, N.A. ("Bank One") in accounts segregated from those of the Company, of which $322,000 is included in other assets. Interest earned on the funds accrues to the benefit of the working interest owners. Amounts corresponding to these assets are recorded in liabilities.


4.   Income Taxes

     Income taxes are provided for financial reporting purposes based on management's best estimate of the effective tax rate expected to be applicable for the full calendar year. The tax provision for the three months ended September 30, 1996 includes an adjustment to reflect the estimated effective tax rate expected for the full year 1996.


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


     Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three and nine month periods ended September 30, 1996 and 1995, respectively, are presented below.

                             Results of Operations

     The Company recorded net income of $2,481,000 for the nine months ended September 30, 1996, compared to a net loss of $529,000 for the same period of 1995. Income from operations for the first nine months of 1996 totalled $3,514,000 compared to a loss from operations of $961,000 for the first nine months of 1995.

     Total revenues of $16,506,000 in the first nine months of 1996 were $6,367,000 or 63 percent higher than total revenues of $10,139,000 in the first nine months of 1995.

     Gas and oil sales totalled $15,137,000 in the first nine months of 1996 and represented a $6,410,000 increase over the same period last year. Revenues were increased $4,569,000 by substantially higher gas prices as compared to the first nine months of 1995. Higher gas sales volumes, higher oil sales volumes and higher oil prices contributed $1,506,000, $152,000 and $183,000, respectively, to the increase. Gas and oil sales volumes totalled 5,039,000 equivalent thousand cubic feet ("EMCF"), a 19 percent increase over the 4,231,000 EMCF sold during the nine month period ended
     September 30, 1995.   The Company received on average $3.00 per MCF and
     $18.63 per barrel ("BBL") for the nine month period ended September 30, 1996, compared to $2.01 per MCF and $15.97 per BBL in the same period last year.

     Well tending income decreased $170,000 due principally to the reduction in the number of wells the Company operates for outside investors.

     Other operating revenue increased $127,000 due primarily to increased marketing revenue as a result of higher gas and oil sales.

     Total expenses in the first nine months of 1996 were $12,992,000, an increase of $1,892,000 or 17 percent from expenses in the first nine months of 1995 of $11,100,000.

     Operating expenses were higher by $1,225,000 or 25 percent due to an increase of $629,000 in production taxes as a result of higher sales, increased operating costs due to higher ownership in wells, increased employee-related expenses, and the payment of a three year state severance tax audit settlement of $77,000.

     Alamco reported exploration expense of $110,000 for the nine months ended September 30, 1996, as a result of the abandonment of the Hoffman Prospect in Kentucky after a thorough evaluation of drilling results.

     General and administrative expenses for the first nine months of 1996 were higher by $397,000 or 17 percent as compared to last year primarily due to compensation expenses related to stock options exercised in 1996. The stock option expense was partially offset by income tax benefits realized as a result of the exercise of the options. The Company reimburses employees for their tax costs when exercising options up to the tax savings realized by the Company as a result of the employee exercising the stock
     option.   Alamco's tax benefit resulting from the difference between the option price and market price was credited directly to stockholders' equity.

     Depreciation, depletion and amortization expense was higher by $302,000 in the first nine months of 1996 due to higher production and property and equipment levels, partially offset by higher oil and gas reserve levels.

     Interest expense for the first nine months of 1996 was $674,000, a decrease of $142,000 over the same period last year due to more interest capitalization resulting from increased drilling in 1996.

     Non-operating income in the first nine months of 1996 totalled $200,000 as compared to $145,000 in the same period last year due to higher gains on asset sales.

     The Company reported net income of $240,000 for the three months ended September 30, 1996, compared to a net loss of $352,000 for the three months ended September 30, 1995. Income from operations totalled $215,000 for the third quarter of 1996, compared to a loss from operations of $547,000 for the same period last year.

     Third quarter 1996 revenues of $4,745,000 were higher by $1,596,000 or 51 percent compared to total revenues of $3,149,000 for the same period last year.

     Gas and oil sales increased by $1,627,000 to $4,295,000 over third quarter 1995 gas and oil sales of $2,668,000 due primarily to higher average gas prices and volumes of $897,000 and $564,000, respectively. Higher oil prices and volumes of $93,000 and $73,000, respectively, also contributed to the increase. Gas and oil sales volumes totalled 1,678,000 EMCF and 1,356,000 EMCF for the third quarters of 1996 and 1995, respectively. The Company received an average $2.50 per MCF and $19.48 per BBL for the third quarter of 1996 compared to $1.92 per MCF and $15.20 per BBL last year.

     Expenses in the three months ended September 30, 1996 totalled $4,530,000 and were $834,000 or 22 percent higher than the three months ended September 30, 1995, when expenses totalled $3,696,000.

     Operating expenses of $2,004,000 for the quarter were $312,000 or 18 percent higher than the third quarter last year due principally to higher production taxes of $142,000 as a result of higher gas sales, higher operating costs due to higher ownership in wells and higher employee-related expenses.

     Alamco reported exploration expense of $110,000 in the third quarter of 1996 as a result of the abandonment of the Hoffman Prospect in Kentucky after a thorough evaluation of drilling results.

     General and administrative expenses were $368,000 or 49 percent higher than the same period last year for the same reasons stated in the nine months results.

     Depreciation, depletion and amortization expense was higher by $130,000 for the same reason stated in the nine months results. Interest expense was lower by $86,000 due to higher interest capitalization.

     Non-operating income in the third quarter of 1996 totalled $49,000 or an increase of $18,000 from the third quarter of 1995 due to higher gains on asset sales.

     The Company recorded an income tax provision of $24,000 for the third quarter of 1996, as compared to an income tax benefit of $164,000 in the third quarter of 1995. The tax provision for the three months ended September 30, 1996 includes an adjustment to reflect the estimated effective tax rate expected for the full year 1996.


                         Liquidity and Capital Resources

     Working Capital. At September 30, 1996, the Company had working capital of $1,457,000 as compared to $827,000 at December 31, 1995. Because the Bank One credit facility agreement, as amended, calls for the payment of interest only until July 1, 1998, current liabilities on the Company's September 30, 1996, balance sheet do not include any principal amounts for this credit facility.

     Cash and cash equivalents totalled $2,005,000 at September 30, 1996. Of this amount, approximately $1,589,000 was available for general corporate purposes and the balance was held for other interest owners. Operating activities provided a net $4,989,000 which was net of $1.9 million paid to outside owners from the proceeds of the Columbia settlement. Investment activities used a net $9,603,000. Financing activities provided a net $3,322,000.

     Revolving Credit Facility. The Company has in place a $30.0 million revolving credit facility with Bank One. Currently $11.3 million is available for borrowing by the Company. Interest accrues and is paid monthly at a rate of Bank One's prime rate plus one-fourth of one percent.

     Capital Expenditures and Commitments. In the first nine months of 1996, the Company's capital expenditures totalled $9,874,000 including approximately $6,977,000 spent on gas and oil exploration, development and acquisition activities and $1,295,000 to install a pipeline in Tennessee and Kentucky. The Company acquired its executive offices containing approximately 20,000 square feet on January 5, and February 7, 1996 for $568,000 using funds borrowed from the Bank One credit facility. The remaining capital expenditures were invested in other property and equipment.

     Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent, among other things, on the Company's assessment of the gas and oil business environment, the number of gas and oil prospects available to the Company, and gas and oil business opportunities in general. For the ten months ended October 31, 1996, the Company drilled 32 wells, 22 of which were successful, 5 dry holes and 5 wells which are still being evaluated. Alamco currently plans to spend $13,100,000 on 1996 gas and oil investments and has expanded its original 1996 drilling program from 30 wells to 39 wells. As part of its 1996 capital program, Alamco is installing a 6-inch, 22 mile pipeline in Tennessee to interconnect a substantial portion of its Tennessee and Kentucky production and improve its gas marketing opportunities to transport gas to alternative purchasers. The Company plans to continue with its acreage acquisition strategy and will attempt to position
itself to increase both exploratory and development drilling.   The Company
remains committed to the acquisition of producing properties at favorable prices.

     On July 11, 1996, the Company entered into a contract to sell 6,000 MMBtus of gas per day on the CNG Transmission Corporation pipeline for the period October 1, 1996 through March 31, 1997 at a price of $3.22 per MMBtu. The price was based on the gas futures prices on the New York Mercantile & Exchange, plus a premium as consideration for Appalachian gas. The sale was made through Phoenix-Alamco Ventures, a limited liability company, of which Alamco is a 50 percent owner. As a result of this and other contracts, the Company has locked in approximately 44 percent of its gas for November 1, 1996 through March 31, 1997, at an average price of $3.20 per MCF.

     Shut-in of Gas Volumes. Effective August 1, 1996, the Company was required to shut-in the majority of its gas volumes on the CNG Transmission Corporation ("CNG") pipeline due to maintenance on the system. The shut-in lasted approximately three (3) weeks, which reduced volumes by approximately 97,000 MCFs and revenue by approximately $227,000 net to the Company. The Company has experienced similar shut-ins in previous years.

     The EPA issued a complaint on May 23, 1994 for alleged violations of the Clean Water Act resulting from an oil discharge at Alamco's Days Chapel Field in Claiborne County, Tennessee. The incident occurred in December 1993 when vandals severed locks securing the valves on the Alamco storage tanks and discharged approximately 174 barrels of oil into a local creek. In September 1996, the United States Environmental Protection Agency ("EPA") issued a Final Order which entered a Consent Agreement that the Company reached with the EPA to settle the administrative complaint. The settlement will not result in any material expense in the Company's 1996 financial statements.

     Forward-Looking Statements. Some of the statements contained in this Form 10-Q, including without limitation projections of capital expenditures and percentages of locked-in volumes, may be "forward-looking" statements. In order to comply with the safe harbor provision of the Private Securities Litigation Reform Act of 1995, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is hereby made to the Business Item of Part I of the Company's 1995 10-K for a discussion of factors that may affect forward-looking statements.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

   Exhibit No.             Description                          Filing
   ----------              -----------                          ------

     27     Financial Data Schedule.                        Filed herewith


(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1996.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



          November 8, 1996              /s/ John L. Schwager
                                        -------------------------------
                                        John L. Schwager, President,
                                        Chief Executive Officer, and
                                        Principal Financial Officer