Form 10-Q/A
period 1996-03-31
ALAMCO INC
filed 1997-01-22
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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


                                Yes   X      No
                                    ------      ------


      The number of shares outstanding of each of the registrant's classes of common stock as of May 1, 1996, is set forth below:

            Class of Stock                    Number of Shares Outstanding

     Common Stock, $.10 par value                       4,717,774



                         PART I.  Financial Information                  Pages


Item 1.  Financial Statements

         Condensed Consolidated Statements of Income  . . . . . . . . .    3
         for the three months ended March 31, 1996 and 1995

         Condensed Consolidated Balance Sheets as of  . . . . . . . . .  4-5
         March 31, 1996 and December 31, 1995

         Condensed Consolidated Statements of Cash Flows  . . . . . . .    6
         for the three months ended March 31, 1996 and 1995

         Condensed Consolidated Statements of Stockholders' . . . . . .    7
         Equity for the three months ended March 31, 1996 and 1995

         Notes to the Condensed Consolidated Financial  . . . . . . . .   8-9
         Statements

Item 2.  Management's Discussion and Analysis of  . . . . . . . . . . . 10-12
         Financial Condition and Results of Operations


                           PART II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   13


Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14



                                                        Three Months Ended
                                                            March 31,
                                                        -----------------

                                                       1996           1995
                                                       ----           ----



Revenues:
    Gas and oil sales                                 $ 6,187      $ 3,011
    Well tending income                                   179          249
    Other                                                 258          200
                                                       ------      -------

        Total revenues                                  6,624        3,460
                                                       ------      -------

Expenses:
    Operating                                           2,073        1,561
    General and administrative                            698          772
    Option plan compensation                              633          (29)
    Depreciation, depletion and
      amortization                                      1,078        1,016
    Interest                                              341          299
                                                      -------     --------
        Total expenses                                  4,823        3,619
                                                      -------     --------

        Income (loss) from operations                   1,801         (159)

Other nonoperating income, net                             83           64
                                                     --------      -------
        Income (loss) before income taxes               1,884          (95)

Income tax provision (benefit)                            586          (14)
                                                     --------      -------


        Net income (loss)                              $1,298         ($81)
                                                     ========      =======

        Net income (loss) per share (Note 6)            $0.27       ($0.02)
                                                     ========     ========
Weighted average number of common and
    common equivalent shares outstanding            4,865,865    4,653,382
                                                    =========    =========


                                              March 31,      December 31,
                                                1996            1995
                                                ----            ----
                                             (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents                $ 3,243           $ 3,297

    Accounts receivable                        5,468             3,116

    Due from partnerships and programs            57                72

    Inventories and other current assets         288               368

    Deferred taxes                               202               138
                                              ------            ------
        Total current assets                   9,258             6,991
                                              ------            ------


Property and equipment:

    Gas and oil producing properties
        (Successful Efforts Method)           79,530            78,076

    Other property and equipment               6,755             5,740
                                              ------           -------
                                              86,285            83,816

    Less accumulated depreciation,
        depletion and amortization            33,153            32,201
                                             -------           -------
                                              53,132            51,615

Other assets                                   1,217             1,294
                                             -------           -------

    Total assets                             $63,607           $59,900
                                             =======           =======



                                   (Continued)

                                           March 31,        December 31,

                                             1996               1995
                                             ----              ----
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and
        capital lease obligations           $     35         $    33
    Accounts payable                             847           1,026
    Accrued expenses                           1,313           1,545
    Due working interest and royalty owners
                                               1,911           3,309
    Deferred revenue                               7             113
    Cash compensation under stock
        option plan (Note 7)                     517             355
    Income tax payable                            51              --
                                             -------         -------
        Total current liabilities              4,681           6,381
                                             -------         -------

Long-term debt and
    capital lease obligations                 16,857          13,674
Due working interest and royalty owners          273             325
Deferred revenue                                  27              29
Deferred taxes                                 9,033           8,566
Other long-term liabilities                      378             429
                                             -------         -------

        Total liabilities                     31,249          29,404
                                             -------         -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $1.00 per share;
        1,000,000 shares authorized; none issued
    Common stock, par value $.10 per share;
        15,000,000 shares authorized; 4,768,898
        and 4,762,898 shares issued and
        outstanding, respectively including
        treasury stock                           477             476
    Common stock issuable under
        options (Note 7)                       1,382             948
    Additional paid-in capital                31,355          31,245
    Accumulated deficit                         (651)         (1,949)
                                            --------         -------

                                              32,563          30,720


    Less:  Treasury stock, at cost, 51,124
           and 62,405 shares of common
           stock, respectively                   205             224
                                             -------         -------


Total stockholders' equity                    32,358          30,496
                                            --------         -------

Total liabilities and stockholders' equity  $ 63,607        $ 59,900
                                             =======         =======


                                                        Three Months Ended
                                                            March 31,
                                                        -----------------

                                                       1996           1995
                                                       ----           ----
Cash flows from operating activities:
Net income (loss)                                   $ 1,298        ($   81)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, depletion and amortization            1,078          1,016
  Deferred taxes                                        403             73
  Provision for common stock
    issuable under options                              449            (24)
  Gains on asset sales                                  (26)           (22)
  Issuance of stock for employee benefits and
    compensation expense                                111             70
  Other factors, net                                      1             (3)
Increase (decrease) in cash from changes in:
  Accounts receivable                                (2,352)           330
  Due from partnerships and programs                     15             13
  Due working interest and royalty owners            (1,398)            69
  Inventories and other current assets                   80             33
  Accounts payable & accrued expenses                  (411)          (958)
  Deferred revenue                                     (106)            93
  Accrued cash compensation under
    stock option plan                                   162             (8)
  Income tax payable                                     51             --
                                                   --------        -------
    Net cash (used in) provided by
    operating activities                               (645)           601
                                                   --------        -------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets                 36            233
  Capital expenditures                               (2,566)        (1,350)
  Investment in limited partnership                     (21)            --
  Other assets                                           59             (9)
                                                   --------        -------
    Net cash used in investing activities            (2,492)        (1,126)
                                                   --------        -------
Cash flows from financing activities:
  Borrowings under line of credit                     3,200            750
  Payments on line of credit                             --           (500)
  Principal payments on long-term debt and
    capital lease obligations                           (16)           (47)
  Acquisition of treasury stock                         (15)            (5)
  Proceeds from exercise of stock options                19             11
  Other liabilities                                    (105)          (635)
                                                    -------        -------
    Net cash provided by (used in)
    financing activities                              3,083           (426)
                                                    -------        -------

Net decrease in cash and cash equivalents               (54)          (951)
Cash and cash equivalents - beginning of period       3,297          2,632
                                                    -------        -------

Cash and cash equivalents - end of period           $ 3,243        $ 1,681
                                                    =======        =======

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                          $   341        $   303

                                                      Common
                     Common      Addit-              Stock
                                                                Treasury
                     Stock        ional     Accumu- Issuable      Stock

                  -------------   Paid-in     lated   Under
                                                              --------------

                  Shares Dollars  Capital    Deficit Options  Shares Dollars
                  ------ ------- --------   --------  ------  --------------
Balance
December 31, 1994  4,712,713 $471  $30,995   ($3,228)   $507  63,360    $188

Issuance of
  treasury stock         --   --        36        --      -- (10,370)    (34)

Acquisition of
  treasury stock         --   --       --         --      --     795       5

Exercise of stock
  options              3,733    1       10        --      --     --       --

Stock option
  compensation           --   --        (3)       --     (21)    --       --

Net loss                 --   --       --        (81)     --     --       --
                   --------- ----  -------   -------    ----  ------    ----
Balance
March 31, 1995     4,716,446 $472  $31,038   ($3,309)   $486  53,785    $159
                   ========= ====  =======   =======    ====  ======    ====



Balance
December 31, 1995  4,762,898 $476  $31,245   ($1,949)   $948  62,405    $224

Issuance of
  treasury stock         --   --        77       --       -- (12,929)    (34)

Acquisition of
  treasury stock         --   --       --        --       --   1,648      15

Exercise of stock
  options              6,000    1       18       --       --     --       --

Stock option
  compensation           --   --        15       --      434     --       --

Net income               --   --       --      1,298      --     --       --
                   --------- ----  -------    ------    ----  ------    ----

Balance
March 31, 1996     4,768,898 $477  $31,355     ($651) $1,382  51,124    $205
                   ========= ====  =======    ======   =====  ======    ====



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

7.  Option Plan Compensation

  As a result of exercises of nonqualified stock options in 1996, Alamco reviewed its accounting for stock options and concluded that certain options should have been treated as variable awards rather than fixed awards. An employee tax reimbursement feature included in the option agreements requires that variable award accounting be followed. Under variable award accounting, periodic changes in the difference between the market price of the Company's common stock and the exercise prices of outstanding nonqualified stock options should be recognized as non-cash compensation expense. As a result, option plan compensation expense of $633,000 was recorded in the first quarter of 1996 and option plan compensation benefit of $29,000 was recorded in the same period of 1995.


  Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three-month periods ended March 31, 1996 and 1995, respectively, are presented below.

                             Results of Operations

  The Company recorded net income of $1,298,000 for the three months ended March 31, 1996, compared to a net loss of $81,000 for the same period in 1995. Income from operations for the first quarter of 1996 totalled $1,801,000 compared to a loss from operations of $159,000 for the first quarter of 1995.

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

  Total expenses in the first quarter of 1996 were $4,823,000, an increase of $1,204,000 or 33 percent compared to expenses in the first three months of 1995 of $3,619,000.

  Operating expenses were higher by $512,000 or 33 percent due primarily to the Company's higher well ownership percentage. First quarter 1996 included higher operating expenses of $48,000 due to snow removal, higher gas and oil production taxes of $186,000 and higher employee-related expenses of $169,000.

  General and administrative expenses for the first quarter of 1996 were lower by $74,000 or 10 percent as compared to last year mainly because of lower employee-related expenses.

  As a result of exercises of nonqualified stock options in 1996, Alamco reviewed its accounting for stock options and concluded that certain options should have been treated as variable awards rather than fixed awards. An employee tax reimbursement feature included in the option agreements requires that variable award accounting be followed. Under variable award accounting, periodic changes in the difference between the market price of the Company's common stock and the exercise prices of outstanding nonqualified stock options should be recognized as non-cash compensation expense. As a result, option plan compensation expense of $633,000 was recorded in the first quarter of 1996 and option plan compensation benefit of $29,000 was recorded in the same period of 1995.

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

  The Company recorded an income tax provision of $586,000 in the first quarter of 1996 as compared to an income tax benefit of $14,000 for the first quarter of 1995.

                          Liquidity and Capital Resources

  Working Capital. At March 31, 1996, the Company had working capital of $4,577,000, as compared to $610,000 at December 31, 1995. The $3,967,000 increase in working capital is primarily due to higher accounts receivables resulting from the higher price received by the Company for gas sales in the first quarter of 1996 as compared to that received in the fourth quarter of 1995. Because the Bank One credit facility agreement requires the payment of interest only until July 1, 1998, current liabilities on the Company's March 31, 1996 balance sheet do not include any principal payments for this credit facility.

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

          January 15, 1997              /s/ John L. Schwager
                                        -----------------------------------
                                        John L. Schwager, President,
                                        Chief Executive Officer, and
                                        Principal Financial Officer