Form 10-Q/A
period 1996-06-30
ALAMCO INC
filed 1997-01-22
CIK 355115

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
         Statements

Item 2.  Management's Discussion and Analysis of  . . . . . . . . . .   10 - 14
         Financial Condition and Results of Operations


                           PART II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   15


Signature Page . . . . . . . . . . . . . . . .  . . . . . . . . . . . .   16



                              Three Months Ended          Six Months Ended
                                   June 30,                   June 30,
                              -------------------         ----------------
                               1996         1995          1996        1995
                               ----         ----          ----        ----

Revenues:
    Gas and oil sales        $4,655       $3,048        $10,842     $6,059
    Well tending income         224          287            403        536
    Other revenue               258          195            516        395
                             ------       ------         ------     ------

        Total revenues        5,137        3,530         11,761      6,990
                             ------       ------         ------     ------

Expenses:
    Operating                 2,010        1,609          4,083      3,170
    General & administrative    851          704          1,549      1,476
    Option plan compensation    977          630          1,610        601
    Depreciation, depletion &
      amortization            1,139        1,029          2,217      2,045
    Interest                    234          332            575        631
                             ------       ------         ------     ------
        Total expenses        5,211        4,304         10,034      7,923
                             ------       ------         ------     ------

        Income (loss)
           from operations      (74)        (774)         1,727       (933)

Other nonoperating income,

    net                          68           50            151        114
                             ------       ------         ------     ------

    Income (loss) before
        income taxes             (6)        (724)         1,878       (819)

Income tax provision
    (benefit)                    10         (312)           596       (326)
                             ------       ------         ------    -------


    Net income (loss)          ($16)       ($412)        $1,282      ($493)
                             ======       ======         ======     ======

Net income (loss) per share   $0.00       ($0.09)         $0.26     ($0.11)
                              =====       ======          =====     ======

Weighted average number of
    shares outstanding    4,934,523    4,677,257      4,930,973  4,665,385
                          =========    =========      =========  =========




                                               June 30,      December 31,
                                                1996            1995
                                                ----            ----
                                             (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents                 $2,974            $3,297

    Accounts receivable                        4,878             3,116

    Due from partnerships and programs            88                72

    Inventories and other current assets         188               368

    Deferred taxes                               302               138
                                              ------            ------
        Total current assets                   8,430             6,991
                                              ------            ------


Property and equipment:

    Gas and oil producing properties
        (Successful Efforts Method)           81,905            78,076

    Other property and equipment               6,456             5,740
                                              ------           -------
                                              88,361            83,816

    Less accumulated depreciation,
        depletion and amortization            33,637            32,201
                                             -------           -------
                                              54,724            51,615

Other assets                                   1,038             1,294
                                             -------           -------

    Total assets                             $64,192           $59,900
                                             =======           =======



                                   (Continued)

                                            June 30,        December 31,
                                             1996              1995
                                             ----              ----
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and
        capital lease obligations            $    35         $    33
    Accounts payable                           1,456           1,026
    Accrued expenses and other                 1,410           1,545
    Due working interest and royalty owners    1,386           3,309
    Deferred revenue                             211             113
    Cash compensation under stock
        option plan (Note 7)                     773             355
    Income tax payable                            99               0
                                             -------         -------
        Total current liabilities              5,370           6,381
                                             -------         -------

Long-term debt and capital lease obligations,
    less current portion                      15,857          13,674
Due working interest and royalty owners          317             325
Deferred revenue                                   0              29
Deferred taxes                                 9,099           8,566
Other long-term liabilities                      499             429
                                             -------         -------

        Total liabilities                     31,142          29,404
                                             -------         -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $1.00 per share;
        1,000,000 shares authorized; none issued
    Common stock, par value $.10 per share;
        15,000,000 shares authorized,
        4,775,790 and 4,762,898 shares
        issued and outstanding, respectively,
        including treasury stock                 478             476
    Common stock issuable
        under options (Note 7)                 2,068             948
    Additional paid-in capital                31,391          31,245
    Accumulated deficit                         (667)         (1,949)
                                            --------         -------

                                              33,270          30,720


    Less:  Treasury stock, 52,520 and
           62,405 shares of common stock,
           respectively                          220             224
                                             -------         -------

Total stockholders' equity                    33,050          30,496
                                             -------         -------

Total liabilities and stockholders' equity   $64,192         $59,900
                                             =======         =======
                                                         Six Months Ended

                                                             June 30,
                                                        -----------------
                                                       1996           1995
                                                       ----           ----

Net income (loss)                                   $ 1,282          ($493)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization          2,217          2,045
    Change in deferred tax liability                    369           (298)
    Provision for common stock
      issuable under options                          1,141            369
    Issuance of stock for employee benefits and
      compensation expense                              111             70
    Gains on asset sales                                (54)           (22)
    Other factors, net                                    3              2
  Increases (decreases) in cash from changes in:
    Accounts receivable                              (1,762)            57
    Due from partnerships and programs                  (16)           (32)
    Due working interest and royalty owners          (1,923)           133
    Inventories and other current assets                180              9
    Accounts payable & accrued expenses                 295         (1,055)
    Deferred revenue                                     98           (261)
    Accrued cash compensation under stock option plan   418            122
    Income tax payable                                   99              0
                                                   --------        -------
    Net cash provided by operating activities         2,458            646
                                                   --------        -------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets                 63            237
  Capital expenditures                               (5,257)        (2,356)
  Other assets                                          178             (8)
                                                   --------        -------
    Net cash used in investing activities            (5,016)        (2,127)
                                                   --------        -------
Cash flows from financing activities:
  Borrowings under line of credit agreement           3,200          1,800
  Payments on line of credit                         (1,000)          (500)
  Additions to long-term debt                             0             32
  Principal payments on long-term debt and
    capital lease obligations                           (18)           (63)
  Acquisition of treasury stock                         (30)           (46)
  Proceeds from exercise of stock options                50            106
  Other liabilities                                      33           (545)
                                                    -------        -------
    Net cash provided by financing activities         2,235            784
                                                    -------        -------

Net decrease in cash and temporary investments         (323)          (697)
Cash and cash equivalents - beginning of period       3,297          2,632
                                                    -------        -------

Cash and cash equivalents - end of period           $ 2,974        $ 1,935
                                                    =======        =======

Supplemental disclosure of cash flow information:

Cash paid during the year for:
  Interest                                             $694           $628




                                                      Common
                      Common      Addit-              Stock
                                                                 Treasury

                      Stock        ional     Accumu- Issuable     Stock

                  -------------   Paid-in     lated   Under
                                                              --------------
                  Shares Dollars  Capital    Deficit Options  Shares    Dollars
                  ------ ------- --------   --------  ------  -------   -------

Balance
December 31, 1994 4,712,713 $471  $30,995  ($3,228)    $507    63,360    $188

Issuance of treasury
  stock                 --   --        36       --      --    (10,370)    (34)

Acquisition of
  treasury stock        --   --       --        --      --      6,402      46

Exercise of stock
  options            32,700    4      102       --      --         --      --

Stock option
  compensation          --   --        43       --      326        --      --

Net loss                --   --       --      (493)     --         --      --
                  --------------  -------  --------    ----  --------    ----
Balance
  June 30, 1995   4,745,413 $475  $31,176  ($3,721)    $833    59,392    $200
                  ==============  =======  ========    ====    ======    ====






Balance
December 31, 1995 4,762,898 $476  $31,245  ($1,949)    $948    62,405    $224

Issuance of treasury
  stock                 --   --        77       --      --    (12,929)    (34)

Acquisition of
  treasury stock        --   --       --        --      --      3,044      30

Exercise of stock
  options            12,892    2       48       --      --         --      --

Stock option
  compensation          --   --        21       --    1,120        --      --

Net income              --   --       --     1,282      --         --      --
                  --------- ----  -------   ------   ------    ------    ----
Balance
  June 30, 1996   4,775,790 $478  $31,391    ($667)  $2,068    52,520    $220
                  ==============  =======   ======   ======    ======    ====




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


7.   Option Plan Compensation

     As a result of exercises of nonqualified stock options in 1996, Alamco reviewed its accounting for stock options and concluded that certain options should have been treated as variable awards rather than fixed awards. An employee tax reimbursement feature included in the option agreements requires that variable award accounting be followed. Under variable award accounting, periodic changes in difference between the market price of the Company's common stock and the exercise prices of outstanding nonqualified stock options should be recognized as non-cash compensation expense. As a result, option plan compensation expense of $1,610,000 was recorded in the first six months of 1996 and option plan compensation expense of $601,000 was recorded in the same period of 1995.


     Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three and six-month periods ended June 30, 1996 and 1995, respectively, are presented below.

                             Results of Operations

     The Company recorded net income of $1,282,000 for the six months ended
June 30, 1996, compared to a net loss of $493,000 for the same period of 1995. Income from operations for the first six months of 1996 totalled $1,727,000 compared to a loss from operations of $933,000 for the first six months of 1995.

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

     Total expenses in the first six months of 1996 were $10,034,000, an increase of $2,111,000 or 2.7 percent from expenses in the first six months of 1995 of $7,923,000.

     Operating expenses were higher by $913,000 or 29 percent due primarily to increased production taxes as a result of increased revenues and the accrual of a three year state severance tax audit settlement.

     General and administrative expenses for the first six months of 1996 were higher by $73,000 or 5 percent as compared to last year.

     As a result of exercises of nonqualified stock options in 1996, Alamco reviewed its accounting for stock options and concluded that certain options should have been treated as variable awards rather than fixed awards. An employee tax reimbursement feature included in the option agreements requires that variable award accounting be followed. Under variable award accounting, periodic changes in the difference between the market price of the Company's common stock and the exercise prices of outstanding nonqualified stock options should be recognized as non-cash compensation expense. As a result, option plan compensation expense of $1,610,000 was recorded in the first six months of 1996 and option plan compensation expense of $601,000 was recorded in the same period of 1995.

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

     The Company recorded an income tax provision of $596,000 for the six month period ended June 30, 1996, as compared to an income tax benefit of $326,000 last year.

     The Company reported a net loss of $16,000 for the three months ended June 30, 1996, compared to a net loss of $412,000 for the three months ended June 30, 1995. Loss from operations totalled $74,000 for the second quarter of 1996, compared to a loss from operations of $774,000 for the same period last year.

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

     Expenses in the three months ended June 30, 1996 totalled $5,211,000 and were $907,000 or 21 percent higher than the three months ended June 30, 1995, when expenses totalled $4,304,000.

     Operating expenses of $2,010,000 for the quarter were $401,000 or 25 percent higher than the second quarter last year due principally to higher production taxes and the accrual of a three year state severance tax audit settlement.

     General and administrative expenses were $147,000 or 21 percent higher than the same period last year due to higher employee-related expenses.

     Option plan compensation expense of $977,000 was recorded in the second quarter of 1996 and $630,000 for the same period in 1995.

     Depreciation, depletion and amortization expense was higher by $110,000 for the same reason stated in the six-months results. Interest expense was lower by $98,000 due to higher interest capitalization.

     Non-operating income in the second quarter of 1996 totalled $68,000 or an increase of $18,000 from the second quarter of 1995 due to higher gains on asset sales.



     The Company recorded an income tax provision of $10,000 in the second quarter of 1996 as compared to an income tax benefit of $312,000 for the second quarter of 1995.



                         Liquidity and Capital Resources

     Working Capital. At June 30, 1996, the Company had working capital of $3,060,000, as compared to $610,000 at December 31, 1995. The $2,450,000 increase in working capital is primarily due to higher accounts receivables resulting from the higher price received by the Company for gas sales in the first six months of 1996 as compared to that received in the fourth quarter of 1995. Because the Bank One credit facility agreement, as amended, calls for the payment of interest only until July 1, 1998, current liabilities on the Company's June 30, 1996, balance sheet do not include any principal payments for this credit facility.

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