Form 10-Q/A
period 1996-09-30
ALAMCO INC
filed 1997-01-22
CIK 355115

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
         Statements

Item 2.  Management's Discussion and Analysis of  . . . . . . . . . .   10 - 13
         Financial Condition and Results of Operations


                           PART II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   14


Signature Page . . . . . .  . . . . . . . . . . . . . . . . . . . . . .   15



                              Three Months Ended          Nine Months Ended
                                 September 30,              September 30,
                              -------------------         ----------------
                               1996         1995          1996        1995
                               ----         ----          ----        ----

Revenues:
    Gas and oil sales        $ 4,295     $ 2,668        $15,137    $ 8,727
    Well tending income          238         275            641        811
    Other revenue                212         206            728        601
                              ------      ------         ------     ------

        Total revenues         4,745       3,149         16,506     10,139
                              ------      ------         ------     ------

Expenses:
    Operating                  2,004       1,692          6,087      4,862
    Exploration                  110          --            110         --
    General & administrative     845         734          2,394      2,210
    Option plan compensation     208         125          1,818        726
    Depreciation, depletion &
      amortization             1,195       1,065          3,412      3,110
    Interest                      99         185            674        816
                              ------      ------         ------     ------
        Total expenses         4,461       3,801         14,495     11,724
                              ------      ------         ------     ------

        Income (loss)
           from operations       284        (652)         2,011     (1,585)

Other nonoperating income,
    net                           49          31            200        145
                              ------      ------         ------      -----

    Income (loss) before
        income taxes             333        (621)         2,211     (1,440)

Income tax provision
    (benefit)                     52        (205)           648       (531)
                              ------      ------         ------      -----


    Net income (loss)         $  281       ($416)        $1,563      ($909)
                              ======      ======         ======      =====

Net income (loss) per share    $0.06      ($0.09)         $0.32     ($0.19)
                               =====       =====          =====      =====

Weighted average number of
    shares outstanding     4,913,273   4,690,556      4,894,037   4,673,868
                           =========   =========      =========   =========




                                            September 30,    December 31,
                                                1996            1995
                                                ----            ----
                                             (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents                 $2,005            $3,297

    Accounts receivable                        3,338             3,116

    Due from partnerships and programs           110                72

    Inventories and other current assets         229               368

    Deferred taxes                               223               138
                                              ------            ------
        Total current assets                   5,905             6,991
                                              ------            ------


Property and equipment:

    Gas and oil producing properties
        (Successful Efforts Method)           84,928            78,076

    Other property and equipment               7,712             5,740
                                              ------           -------
                                              92,640            83,816

    Less accumulated depreciation,
        depletion and amortization            34,581            32,201
                                             -------           -------
                                              58,059            51,615

Other assets                                   1,004             1,294
                                             -------           -------

    Total assets                             $64,968           $59,900

                                             =======           =======



                                   (Continued)

                                         September 30,      December 31,
                                             1996              1995
                                             ----              ----
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and
        capital lease obligations            $    38         $    33
    Accounts payable                           1,635           1,026
    Accrued expenses and other                 1,403           1,545
    Due working interest and royalty owners    1,070           3,309
    Deferred revenue                              61             113
    Cash compensation under stock
        option plan (Note 7)                     571             355
    Income tax payable                            18              --
                                             -------         -------
        Total current liabilities              4,796           6,381
                                             -------         -------

Long-term debt and capital lease obligations,
    less current portion                      17,268          13,674
Due working interest and royalty owners          322             325
Deferred revenue                                  --              29
Deferred taxes                                 9,415           8,566
Other long-term liabilities                      401             429
                                             -------         -------

        Total liabilities                     32,202          29,404
                                             -------         -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $1.00 per share;
        1,000,000 shares authorized; none issued
    Common stock, par value $.10 per share;
        15,000,000 shares authorized,
        4,846,697 and 4,762,898 shares
        issued and outstanding, respectively,
        including treasury stock                 481             476
    Common stock issuable
        under stock options (Note 7)           1,526             948
    Additional paid-in capital                31,851          31,245
    Accumulated deficit                         (386)         (1,949)
                                             -------         -------

                                              33,472          30,720


    Less:  Treasury stock, 94,589 and
           62,405 shares of common stock,
           respectively                          706             224
                                             -------         -------

Total stockholders' equity                    32,766          30,496
                                             -------         -------

Total liabilities and stockholders' equity   $64,968         $59,900

                                             =======         =======

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                       1996           1995
                                                       ----           ----

Net income (loss)                                   $ 1,563          ($909)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization          3,412          3,110
    Change in deferred tax liability                    764           (579)
    Exploration expense                                 110             --
    Provision for common stock
      issuable under options                          1,012            451
    Gains on asset sales                                (73)           (22)
    Issuance of stock for employee benefits and
      compensation expense                              140            105
    Other factors, net                                    4              6
  Increases (decreases) in cash from changes in:
    Accounts receivable                                (222)           601
    Due from partnerships and programs                  (38)           (85)
    Due working interest and royalty owners          (2,239)          (144)
    Inventories and other current assets                139              1
    Accounts payable & accrued expenses                 467           (228)
    Deferred revenue                                    (52)          (601)
    Accrued cash compensation under stock option plan   216            163
    Income tax payable                                   18             --
                                                   --------        -------
    Net cash provided by operating activities         5,221          1,869
                                                   --------        -------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets                 98            242
  Capital expenditures                               (9,874)        (4,019)
  Investment in limited partnership                      --             (6)
  Other assets                                          173             70
                                                   --------        -------
    Net cash used in investing activities            (9,603)        (3,713)
                                                   --------        -------
Cash flows from financing activities:
  Borrowings under line of credit agreement           4,600          2,400
  Payments on line of credit                         (1,000)          (500)
  Additions to long-term debt                            13             16
  Principal payments on long-term debt and
    capital lease obligations                           (18)           (78)
  Acquisition of treasury stock                        (516)           (46)
  Proceeds from exercise of stock options                71            106
  Other liabilities                                     (60)          (818)
                                                    -------        -------
    Net cash provided by financing activities         3,090          1,080
                                                    -------        -------

Net decrease in cash and temporary investments       (1,292)          (764)
Cash and cash equivalents - beginning of period       3,297          2,632
                                                    -------        -------

Cash and cash equivalents - end of period           $ 2,005        $ 1,868
                                                    =======        =======

Supplemental disclosure of cash flow information:

Cash paid during the year for:
  Interest                                           $1,043           $928
  Income taxes                                            0             57



                                                       Common
                         Common       Addit-            Stock      Treasury
                          Stock        ional  Accumu- Issuable       Stock
                    ----------------  Paid-in  lated    Under   ---------------
                     Shares Dollars   Capital Deficit  Options   Shares Dollars
                     ------ -------   ------- -------  -------   ------ -------

Balance
December 31, 1994  4,712,713  $471   $30,995  ($3,228)   $507   63,360   $188

Issuance of treasury
  stock                  --    --         36       --     --   (10,370)   (34)

Issuance of common
  stock                4,585   --         35       --     --        --     --

Acquisition of
  treasury stock         --    --        --        --     --     6,402     46

Exercise of stock
  options             32,700     4       102       --     --        --     --

Stock option
  compensation           --    --         16       --     435       --     --

Net loss                 --    --        --      (909)    --        --     --
                   ---------  ----   -------  -------   -----   ------  -----
Balance
September 30, 1995 4,749,998  $475   $31,184  ($4,137)   $942   59,392   $200
                   =========  ====   =======  =======   =====   ======   ====






Balance
December 31, 1995  4,762,898  $476   $31,245  ($1,949)   $948   62,405   $224

Issuance of
  treasury stock         --    --         77       --     --   (12,929)   (34)

Issuance of
  common stock         2,541   --         29       --     --        --     --

Acquisition of
  treasury stock         --    --        --        --     --    45,113    516

Exercise of stock
  options             81,258     5        66       --     --        --     --

Stock option
  compensation           --    --        434       --     578       --     --

Net income               --    --        --     1,563     --        --     --
                   ---------  ----   -------   ------  ------   ------   ----
Balance
September 30, 1996 4,846,697  $481   $31,851    ($386) $1,526   94,589   $706
                   =========  ====   =======   ======  ======   ======   ====




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


7.   Option Plan Compensation

     As a result of exercises of nonqualified stock options in 1996, Alamco reviewed its accounting for stock options and concluded that certain options should have been treated as variable awards rather than fixed awards. An employee tax reimbursement feature included in the option agreements requires that variable award accounting be followed. Under variable award accounting, periodic changes in the difference between the market price of the Company's common stock and the exercise prices of outstanding nonqualified stock options should be recognized as non-cash compensation expense. As a result, option plan compensation expense of $1,818,000 was recorded in the first nine months of 1996 and option plan compensation expense of $726,000 was recorded in the same period of 1995.


     Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three and nine month periods ended September 30, 1996 and 1995, respectively, are presented below.

                             Results of Operations

     The Company recorded net income of $1,563,000 for the nine months ended September 30, 1996, compared to a net loss of $909,000 for the same period of 1995. Income from operations for the first nine months of 1996 totalled $2,011,000 compared to a loss from operations of $1,585,000 for the first nine months of 1995.

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

     Total expenses in the first nine months of 1996 were $14,495,000, an increase of $2,771,000 or 24 percent from expenses in the first nine months of 1995 of $11,724,000.

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

     General and administrative expenses for the first nine months of 1996 were higher by $184,000 or 8 percent as compared to last year.

     As a result of exercises of nonqualified stock options in 1996, Alamco reviewed its accounting for stock options and concluded that certain options should have been treated as variable awards rather than fixed awards. An employee tax reimbursement feature included in the option agreements requires that variable award accounting be followed. Under variable award accounting, periodic changes in the difference between the market price of the Company's common stock and the exercise prices of outstanding nonqualified stock options should be recognized as non-cash compensation expense. As a result, option plan compensation expense of $1,818,000 was recorded in the first nine months of 1996 and option plan compensation expense of $726,000 was recorded in the same period of 1995.

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

     The Company reported net income of $281,000 for the three months ended September 30, 1996, compared to a net loss of $416,000 for the three months ended September 30, 1995. Income from operations totalled $284,000 for the third quarter of 1996, compared to a loss from operations of $652,000 for the same period last year.

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

     Expenses in the three months ended September 30, 1996 totalled $4,461,000 and were $660,000 or 17 percent higher than the three months ended September 30, 1995, when expenses totalled $3,801,000.

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

     Option plan compensation expense of $208,000 was recorded in the third quarter of 1996 and $125,000 in option plan compensation expense was recorded for the same period in 1995.

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

     The Company recorded an income tax provision of $52,000 for the third quarter of 1996, as compared to an income tax benefit of $205,000 in the third quarter of 1995. The tax provision for the three months ended September 30, 1996 includes an adjustment to reflect the estimated effective tax rate expected for the full year 1996.

                         Liquidity and Capital Resources

     Working Capital. At September 30, 1996, the Company had working capital of $1,109,000 as compared to $610,000 at December 31, 1995. Because the Bank One credit facility agreement, as amended, calls for the payment of interest only until July 1, 1998, current liabilities on the Company's September 30, 1996, balance sheet do not include any principal amounts for this credit facility.

     Cash and cash equivalents totalled $2,005,000 at September 30, 1996. Of this amount, approximately $1,589,000 was available for general corporate purposes and the balance was held for other interest owners. Operating activities provided a net $5,221,000 which was net of $1.9 million paid to outside owners from the proceeds of the Columbia settlement. Investment activities used a net $9,603,000. Financing activities provided a net $3,090,000.

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