Form 10-K/A
period 1995-12-31
ALAMCO INC
filed 1997-01-23
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549
                           --------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
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

      The number of shares outstanding of the registrant's Common Stock as of

March 1, 1996 is 4,713,422 shares.


               --------------------------------------------------
                                  Page 1 of 40

                       Index to Exhibits begins on page 41

Item 6.  Selected Financial Data

      The information below should be read in conjunction with the Consolidated Financial Statements and the related notes in Item 8 and in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations. This information for the years 1992 to 1995 has been restated to reflect revised accounting for certain stock options as described in Note 13.

                                        Year Ended December 31,
                            ------------------------------------------------
                            1995       1994       1993        1992      1991
                            ----       ----       ----        ----      ----

STATEMENT OF INCOME
  DATA:

Revenues (a)               $18,539    $13,671    $11,900     $11,350  $9,653

Income (loss) from
  operations                 1,898      1,672      1,746         837    (180)

Income before
    extraordinary
    items and change in
    DD&A accounting
    principle                1,279      1,675      1,352         729     288

Extraordinary items (b)         --         --         --          --     404

Change in DD&A
    accounting
    principle (c)               --         --         --       1,058      --
                           -------    -------    -------     -------   ------

      Net income             1,279      1,675      1,352       1,787     692
                           -------    -------    -------     -------   ------

  Cash dividends                --         --         --          --      --

BALANCE SHEET DATA:

Total assets               $59,900    $56,132    $43,337     $40,275 $37,213

Working capital                610        719      1,202       2,415   2,214

Total long-term debt (d)    13,707     12,995      1,003       9,561  10,306


Stockholders' equity (d)    30,496     28,557     26,827      15,265  13,152





                                        Year Ended December 31,
                            ------------------------------------------------
                            1995         1994      1993       1992      1991
                            ----         ----      ----       ----      ----

PER SHARE DATA:

Income (loss) from
  operations:                 $.41       $.36      $ .51       $ .33   ($.07)

Income before
    extraordinary
    items and
    change in DD&A
    accounting principle       .27        .36        .39         .29      .11

Extraordinary items (b)         --         --         --          --      .16

Change in DD&A
    accounting
    principle (c)               --         --         --         .41       --
                             -----      -----      -----       -----    -----

      Net income              $.27       $.36      $ .39       $ .70    $ .27
                             -----      -----      -----       -----    -----

FINANCIAL RATIO DATA:

Book value per share
  (c) and (d)                $6.49      $6.14      $5.79       $5.95    $5.18

Total debt to
  stockholders' equity (d)      .4         .5         --          .6       .8

Current ratio                  1.1        1.1        1.2         1.4      1.5



SELECTED PRODUCTION DATA:


                                    First      Second      Third    Fourth
          1995                     Quarter     Quarter    Quarter   Quarter
          ----                     -------     -------    -------   -------

Production volumes
  Gas (MMCF)                         1,392       1,354      1,254     1,488
  Oil (MBBL)                            21          22         17        28
Average Product Price
  Gas ($/MCF)                        $2.11       $1.99      $1.92     $2.33
  Oil ($/BBL)                       $16.05      $16.50     $15.20    $15.74

          1994
          ----

Production volumes
  Gas (MMCF)                           917       1,001      1,230     1,255
  Oil (MBBL)                             9          17         19        23
Average Product Price
  Gas ($/MCF)                        $2.94       $2.60      $2.30     $2.30
  Oil ($/BBL)                       $12.30      $14.68     $16.02    $14.08


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

                              RESULTS OF OPERATIONS

Year Ended December 31, 1995 vs.
Year Ended December 31, 1994
--------------------------------

      Alamco reported net income of $1,279,000 for the year ended December 31, 1995, a decrease of $396,000, or 23.6 percent as compared to net income of $1,675,000 in 1994. Income from operations for 1995 increased $226,000, or 13.5 percent, to $1,898,000 as compared to $1,672,000 for 1994.

      Total revenues of $18,539,000 in 1995 were $4,868,000 or 35.6 percent higher than total revenues of $13,671,000 in 1994.

      Gas and oil sales totalled $12,636,000 in 1995, a $643,000, or 5.4 percent, increase over the same period last year. Higher gas and oil sales volumes, resulting principally from the acquisition of producing properties and the drilling of new wells, contributed $2,398,000 and $288,000, respectively, and higher oil prices contributed $120,000 to the increase but were offset by lower gas prices of $2,164,000. Gas and oil sales volumes totalled 5,889,102 equivalent thousand cubic feet ("EMCF") and 4,810,681 EMCF for the years ending December 31, 1995 and 1994, respectively. Alamco received on average $2.10 per MCF and $15.90 per barrel ("BBL") in 1995, compared to $2.50 per MCF and $14.52 per BBL last year.

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

      Total expenses in 1995 were $16,641,000, an increase of $4,642,000, or
38.7 percent, from expenses of $11,999,000 in 1994.

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

      General and administrative expenses for 1995 were higher by $142,000, or
      4.9 percent, as compared to last year due to, among other things, higher employee-related costs.

      As a result of exercises of nonqualified stock options in 1996, Alamco reviewed its accounting for stock options and concluded that certain options should have been treated as variable awards rather than fixed awards. An employee tax reimbursement feature included in the option agreements requires that variable award accounting be followed. Under variable award accounting, periodic changes in the difference between the market price of the Company's Common Stock and the exercise prices of outstanding nonqualified stock options should be recognized as non-cash compensation expense. As a result, option plan compensation expense was $784,000 in 1995 and option plan compensation benefit was $41,000 in 1994. The increase of $825,000 was due to the increase in Alamco's year-end stock price and increased options granted. Option plan compensation amounts equal to $102,000 and $6,000 in 1995 and 1994, respectively, were previously recorded as general and administrative expense in those years and have been reclassified as option plan compensation.

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

      Alamco's provision for income tax (after giving effect to the change in accounting for stock options) totalled $811,000 in 1995 as compared to an income tax provision of $152,000 last year. The 1995 provision is made up of the provision resulting from the Columbia settlement revenue of $1,627,000 and a tax benefit of $816,000 resulting from the current year loss from operations, excluding Columbia.


Year Ended December 31, 1994 vs.
Year Ended December 31, 1993
--------------------------------

      Alamco reported net income of $1,675,000 for the year ended December 31, 1994, an increase of $323,000, or 23.9 percent, as compared to net income of $1,352,000 in 1993. Income from operations for 1994 decreased $74,000, or
4.2 percent, to $1,672,000 as compared to $1,746,000 for 1993.

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

      Total expenses in 1994 were $11,999,000, an increase of $1,845,000, or
18.2 percent, from expenses of $10,154,000 in 1993.

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

      General and administrative expenses for 1994 were higher by $561,000, or
      24.0 percent, as compared to last year due to, among other things, higher business franchise taxes due to the increase in Alamco's equity as a result of the 1993 stock offering. In addition, higher employee-related costs as well as expenses associated with the Company's Stockholders' Rights Plan contributed to the increase. Also, amounts paid under its bank credit facility were higher due to increased commitment fees and other fees which are based upon the unused portion of the Company's credit facility.

      As a result of exercises of nonqualified stock options in 1996, Alamco reviewed its accounting for stock options and concluded that certain options should have been treated as variable awards rather than fixed awards. An employee tax reimbursement feature included in the option agreement requires that variable award accounting be followed. Under variable award accounting, periodic changes in the difference between the market price of the Company's Common Stock and the exercise prices of outstanding nonqualified stock options should be recognized as non-cash compensation expense. As a result, option plan compensation benefits were $41,000 in 1994 and option plan compensation expense was $360,000 in
      1993.   The decrease of $401,000 was due to the decrease in Alamco's year end stock price. Option plan compensation amounts equal to $6,000 and $32,000 in 1994 and 1993, respectively, were previously recorded as general and administrative expense in those years and have been reclassified as option plan compensation.

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

      Alamco's provision for income tax (after giving effect to the change in accounting for stock options) totalled $152,000 in 1994 as compared to $715,000 last year. The reduction of $563,000 is due to, among other things, a change in the effective state tax rate to reflect new business activities in states with lower tax rates and recently implemented tax planning activities, an increase in the deductions associated with percentage depletion and lower income from operations.

                        LIQUIDITY AND CAPITAL RESOURCES

      Working Capital. At December 31, 1995, Alamco had working capital of $610,000, as compared to $719,000 at December 31, 1994. Because the Bank One credit facility agreement, as amended, calls for the payment of interest only until July 1, 1998, current liabilities on the Company's December 31, 1995 balance sheet do not include any principal payments relative to the Bank One credit facility.

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

Quarterly Financial Data (Unaudited)
------------------------------------

      The following table sets forth selected historical quarterly financial data (unaudited) with respect to the Company for the quarters indicated in 1995 and 1994. Alamco's results of operations are generally subject to quarterly variations due to, among other factors, weather conditions and other supply and demand factors affecting the natural gas markets. Historically, the demand and price paid for natural gas has increased in the cold winter months and decreased in the warm summer months. Such quarterly data is not necessarily indicative of the Company's future performance. Because of quarterly variations, Alamco believes that its results of operation should be viewed on an annual basis.
This information for all quarters of 1995 and 1994 has been restated to reflect revised accounting for certain stock options as described in Note 13.

                      (in thousands, except per share data)

                                    First      Second      Third    Fourth
          1995                     Quarter     Quarter    Quarter   Quarter
          ----                     -------     -------    -------   -------

Sales and other operating
  revenues (1)                     $3,460      $3,530     $3,149     $8,400
Gross profit (1)                      883         892        392      4,747
Net income (loss) (1)                 (81)       (412)      (416)     2,188
Net income (loss) per share (1)    ($0.02)     ($0.09)    ($0.09)     $0.47



                                    First      Second      Third    Fourth
          1994                     Quarter     Quarter    Quarter   Quarter
          ----                     -------     -------    -------   -------

Sales and other operating
  revenues                          $3,370      $3,208     $3,464    $3,629
Gross profit                         1,347       1,128      1,161     1,051
Net income (2)                         511         306        353       505
Net income per share (2)             $0.11       $0.07      $0.08     $0.10

----------------------

(1) In the fourth quarter of 1995, Alamco recorded as revenue the proceeds from the Columbia Settlement of $4,164,000. The tax effect of this one-time event of $1,627,000 is included in the fourth quarter 1995 tax provision of $1,361,000. Absent the Columbia Settlement, revenues in the fourth quarter would have been $4,236,000 with a gross profit of $583,000, a net loss of $349,000, and a net loss per share of $.07.

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


Item 8.  Consolidated Financial Statements.
-------  ----------------------------------


                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                           Pages
                                                                           -----

      Independent Auditor's Report                                          13

      Consolidated Statement of Income, for the
        Years Ended December 31, 1995, 1994 and 1993                        14

      Consolidated Balance Sheet, as of December 31, 1995 and 1994         15-16

      Consolidated Statement of Changes in Stockholders' Equity,
        for the Years Ended December 31, 1995, 1994 and 1993                17

      Consolidated Statement of Cash Flows for the
        Years Ended December 31, 1995, 1994 and 1993                       18-19

      Notes to Consolidated Financial Statements                           20-38




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

As described in Note 13 of the Notes to Consolidated Financial Statements, the accompanying financial statements have been adjusted to reflect revised accounting for certain stock options.

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



/s/ Coopers & Lybrand L.L.P.

600 Grant Street
Pittsburgh, Pennsylvania
February 28, 1996



                          ALAMCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                  Years Ended December 31, 1995, 1994 and 1993
                        (In thousands, except share data)
===============================================================================

                                            1995         1994           1993
                                            ----         ----           ----

Revenues:
  Gas and oil sales                      $12,636       $11,993        $ 9,504
  Agreements with gas purchasers

                                      -11-

  (Note 4)                                 4,164            --             --
  Well tending income                        943         1,232          2,172
  Other revenue                              796           446            224
                                          -------       -------       -------

    Total revenues                        18,539        13,671         11,900
                                          -------       -------       -------

Expenses:
  Operating                                6,713         5,461          4,262
  Exploration                                641            --             --
  General and administrative               3,044         2,902          2,341
  Option plan compensation (Note 13)         784           (41)           360
  Depreciation, depletion, and
    amortization                           4,271         3,523          2,806
  Interest                                 1,188           154            385
                                          -------      -------        -------

    Total expenses                        16,641        11,999         10,154
                                          -------      -------        -------

    Income from operations                 1,898         1,672          1,746

Other nonoperating income                    192           155            321
                                          -------      -------        -------

    Income before income tax               2,090         1,827          2,067

Provision for income taxes                   811           152            715
                                          -------      -------        -------

    Net income                           $ 1,279       $ 1,675        $ 1,352
                                          =======      =======        =======


    Net income per share                   $0.27         $0.36          $0.39
                                           =====         =====          =====

Weighted average number of shares
  outstanding                           4,679,703    4,645,154      3,438,594
                                        =========    =========      =========






Accompanying notes are an integral part of the consolidated financial statements.



                          ALAMCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1995 and 1994
                                 (In thousands)
===============================================================================

           ASSETS                                         1995           1994
           ------                                         ----           ----

Current assets:
  Cash and cash equivalents                             $ 3,297       $ 2,632
  Accounts receivable, net of allowance of
    $59-1995; $9-1994;                                    3,116         2,693
  Due from partnerships and programs                         72           140
  Inventories and other current assets                      368           428
  Deferred taxes                                            138            74
                                                        -------       -------

      Total current assets                                6,991         5,967
                                                        -------       -------

Property and equipment:
  Gas and oil producing properties
    (Successful Efforts Method)                          78,076        71,782
  Other property and equipment                            5,740         5,270
                                                        -------       -------

                                                         83,816        77,052
  Less accumulated depreciation,
    depletion and amortization                           32,201        28,487
                                                        -------       -------

                                                         51,615        48,565

Other assets                                              1,294         1,600
                                                        -------       -------

      Total assets                                      $59,900       $56,132
                                                        =======       =======




                                   (Continued)

Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1995 and 1994
                        (In thousands, except share data)
===============================================================================


      LIABILITIES AND STOCKHOLDERS' EQUITY                1995           1994
      ------------------------------------                ----           ----

Current liabilities:
  Current portion of long-term debt and capital
    lease obligations                                  $    33       $   106
  Accounts payable                                       1,026         1,325
  Accrued expenses                                       1,545         1,398
  Due working interest and royalty owners                3,309         1,064
  Deferred revenue                                         113         1,165
  Cash compensation under stock option plan (Note 13)      355           190
                                                       -------       -------

      Total current liabilities                          6,381         5,248
                                                       -------       -------

Long-term debt and capital lease obligations            13,674        12,889
Due working interest and royalty owners                    325           888
Deferred revenue                                            29           333
Deferred taxes                                           8,566         7,813
Other long-term liabilities                                429           404
                                                       -------       -------

      Total liabilities                                 29,404        27,575
                                                       -------       -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    1,000,000 shares authorized, none issued                --            --
  Common stock, par value $0.10 per share;
    15,000,000 shares authorized;
    4,762,898 and 4,712,713 shares issued
    and outstanding, respectively                          476           471
  Common stock issuable under options (Note 13)            948           507
  Additional paid-in capital                            31,245        30,995

  Accumulated deficit                                   (1,949)       (3,228)
                                                       -------       -------

                                                        30,720        28,745

  Less treasury stock, at cost, 62,405 and 63,360
    shares of common stock, respectively                   224           188
                                                       -------       -------

      Total stockholders' equity                        30,496        28,557
                                                       -------       -------

      Total liabilities and stockholders' equity       $59,900       $56,132
                                                       =======       =======

Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1995, 1994 and 1993
                        (In thousands, except share data)
===============================================================================
                                                        Common
                           Common      Addit-           Stock
                           Stock       ional   Accumu- Issuable
                                                                 Treasury Stock

                       -------------  Paid-in   lated   Under   -------------

                       Shares Dollars Capital  Deficit Options  Shares   Dollars
                       ------ --------------- --------  ------  -------  -------
Balance
  January 1, 1993,
  as originally
  reported           1,569,110  $157 $21,164  ($6,045)       --   38,949   $157

Adjustment to
correct error in
stock option
accounting (Note 13)       --    --      (10)    (210)      263       --     --
                      --------  ----  ------   ------     -----    -----   ----
Balance
  January 1, 1993,
  as adjusted        1,569,110   157  21,154   (6,255)      263   38,949    157

Acquisition of
treasury stock             --    --      --        --        --   50,000    129

Issuance of
  treasury stock           --    --       10       --        --  (18,236)   (86)

Public stock
  offering           3,105,000   310   9,741       --        --       --     --

Exercise of stock
  options               29,567     3      66       --        --    2,079     15

Stock option
compensation               --     --     (17)      --       258       --     --

Net income                 --     --     --     1,352        --       --     --
                     ---------  ---- -------  -------    ------    -----  -----
Balance
  December 31, 1993  4,703,677   470  30,954   (4,903)      521   72,792    215

Issuance of
  treasury stock           --     --      36       --        --  (10,370)   (34)

Issuance of common
  stock                  4,903    --      32       --        --       --     --

Acquisition of
  treasury stock           --     --     --        --        --      938      7

Exercise of stock
  options                4,133     1      10       --        --       --     --

Public stock offering-
  additional costs         --     --     (20)      --        --       --     --

Stock option
  compensation             --     --     (17)      --       (14)      --     --

Net income                 --     --     --     1,675        --       --     --
                     ---------  ----  ------   ------   -------    -----   ----
Balance
  December 31, 1994  4,712,713   471  30,995   (3,228)      507   63,360    188

Issuance of
  common stock           4,585    --      35       --        --       --     --

Issuance of
  treasury stock           --     --      36       --        --  (10,370)   (34)

Acquisition of
  treasury stock           --     --     --        --        --    9,415     70

Exercise of stock
  options               45,600     5     133       --        --       --     --

Stock option
  compensation             --     --      46       --       441       --     --

Net income                 --     --     --     1,279        --       --     --
                     ---------  ---- -------   ------      ----    -----   ----
Balance
  December 31, 1995  4,762,898  $476 $31,245  ($1,949)     $948    62,405  $224
                     =========  ==== =======  =======      ====    ======  ====

Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  Years Ended December 31, 1995, 1994 and 1993
                                 (In thousands)
===============================================================================

                                            1995         1994          1993
                                            ----         ----          ----

Cash flows from operating activities:
Net income                                $1,279        $1,675        $1,352
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Depreciation, depletion and
      amortization                         4,271         3,523         2,806
    Deferred taxes                           689           219           616
    Provision for common stock
      issuable under options                 487           (31)          241
    Dry hole costs                           641            --            --
    Gain on asset sales                      (31)          (76)         (141)
    Issuance of stock for employee
      benefits and compensation expense      105           102            86
    Other factors, net                         7             1             4
  Increase (decrease) in cash from
    changes in:
    Accounts receivable                     (423)        1,282          (275)
    Due from partnerships and programs        68            18            97
    Due working interest and royalty
      owners                               2,245        (1,674)         (340)
    Inventories and other current assets      60          (167)         (105)
    Accounts payable and accrued expenses   (152)          897           438
    Deferred revenue                      (1,052)          474           231
    Accrued cash compensation under stock
      option plan                            165            (5)           96
                                          ------        ------        ------

      Net cash provided by
        operating activities               8,359         6,238         5,106
                                          ------        ------        ------


Cash flows from investing activities:
  Proceeds from disposal of fixed assets     156           278           150
  Payment for the acquisition of
    producing properties                  (1,384)       (6,234)           --
  Capital expenditures                    (6,547)      (10,500)       (6,685)
  Investment in limited partnership           (5)         (290)           --
  Other assets                               155          (464)         (161)
                                          ------        ------        ------

      Net cash used in investing
        activities                        (7,625)      (17,210)       (6,696)
                                          ------        ------        ------


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



                                  1994
                            (Unaudited and in
                            thousands of dollars,
                            except per share amount)
  Revenues                       $14,340

  Expenses                        12,410

  Income from operations           1,930

  Net income                       1,843

  Net income per share            $ 0.40

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

9 -  INCOME TAXES

     The following table details the components of the Company's income tax expense for the year 1993 through 1995.

                                                 1995       1994      1993
                                                 ----       ----      ----
                                                       (In thousands)

Federal:
  Current                                        $107      ($67)       $ 99
  Deferred                                        592       433         512
                                                 ----      ----        ----

  Total Federal                                   699       366         611
                                                 ----      ----        ----

State:
  Current                                          15        --          --
  Deferred                                         97      (214)        104
                                                 ----      ----        ----

  Total State                                     112      (214)        104
                                                 ----      ----        ----

Total                                            $811      $152        $715
                                                 ====      ====        ====


     Reconciliations of the income tax provision computed at the statutory rate and the provision for income taxes as shown on the Statement of Income are summarized below:
                                                  Year Ended December 31,
                                                --------------------------
                                                1995       1994       1993
                                                ----       ----       ----
                                                       (In thousands)

Tax provision computed at statutory rate        $676       $610       $686

State taxes                                      139        104        126

Change in effective state tax rate                --       (255)        --

Sale of partnership interest                     249         --         --

Use of percentage depletion                   (1,029)      (321)      (103)

Valuation allowance                              750         --         --

Other                                             26         14          6
                                                ----       ----       ----
Provision for income taxes                      $811       $152       $715
                                                ====       ====       ====

    The 1994 change in effective state tax rate reflects the Company's new business activities in states with lower tax rates and recently implemented tax planning activities.

    The deferred tax assets of $138,000, $74,000 and $76,000 for 1995, 1994 and
1993, respectively, relate to accrued cash compensation resulting from stock options (Note 13).

    The components of the net deferred tax liability are as follows:

                                                       December 31,
                                               ----------------------------
                                               1995       1994       1993
                                               ----       ----       ----
                                                       (In thousands)

Depreciation, depletion and amortization     $13,150    $12,293    $10,668
Option plan compensation                        (370)      (198)      (203)
Percentage depletion carryover                  (750)        --         --
Accounts receivable write-off                    (30)       (30)       (31)
Future litigation payments                       (39)       (72)      (126)
Net operating loss carryforwards              (1,553)    (1,704)      (490)
Sale of partnership interest                    (374)      (293)        --
AMT credits                                     (821)      (746)      (837)
ITC carryforwards                             (1,375)    (1,394)    (1,371)
Other                                            (22)       (43)        (3)
Valuation allowance                              750         --         --
                                             -------     ------     ------
  Net deferred tax liability                  $8,566     $7,813     $7,607
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

     As a result of exercises of nonqualified stock options in 1996, Alamco reviewed its accounting for stock options and concluded that certain options should have been treated as variable awards rather than fixed awards. An employee tax reimbursement feature included in the option agreements requires that variable award accounting be followed. Under variable award accounting, periodic changes in the differences between the market price of the Company's common stock and the exercise prices of outstanding nonqualified stock options should be recognized as non-cash compensation expense. The variable award accounting has been reflected retroactively in the accompanying financial statements as a correction of an error. As a result, retained earnings as of January 1, 1993, has been reduced by $210,000 (net of applicable taxes of $134,000). Cash flow from operations was not affected.

        The effects of these adjustments on the consolidated statement of operations from amounts previously reported are as follows:

                                       Year Ended December 31,
                                    -------------------------------

Increase (Decrease) In:               1995      1994       1993
                                      ----      ----       ----


                                      -28-

Option Plan Compensation              $784      ($41)      $360
General and administrative expense    (102)       (6)       (32)
Income Tax                            (266)       18       (128)
Net Income                            (416)       29       (200)
Net Income Per Share                  (.09)      .01       (.06)



14 - SUPPLEMENTAL INFORMATION RELATED TO GAS AND OIL PRODUCING ACTIVITIES
     (Unaudited)

     Costs incurred by the Company in gas and oil property acquisition, exploration, and development are presented below:

                                                  Year Ended December 31,
                                                ---------------------------
                                                1995       1994       1993
                                                ----       ----       ----
                                                       (In thousands)

Costs (capitalized or expensed) for:

Property acquisition                           $1,281    $ 6,740     $  592
Exploration                                       641         --         --
Development                                     5,476      9,578      5,479
                                               ------    -------     ------
                                               $7,398    $16,318     $6,071
                                               ======    =======     ======

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

     Aggregate capitalized costs for the Company related to gas and oil exploration and production activities, with applicable accumulated depreciation, depletion and amortization, are presented below:

                                    1995                        1994

                         ----------------------     ------------------------
                                 Accumu-                     Accumu-
                                  lated                       lated
                         Cost     DD&A      Net      Cost     DD&A      Net
                         ----     ----      ---      ----     ----      ---
                                            (In thousands)

Proved developed
  properties              $78,076  $28,996  $49,080   $71,782  $25,880  $45,902

Pipelines and processing
  equipment                 1,924      671    1,253     1,734      562    1,172

Vehicles, machinery and
  equipment consisting
  principally of assets
  used in gas and oil
  producing activities      2,068    1,380      688     1,913    1,024      889

Buildings used in gas
  and oil producing
  activities                  224       99      125       206       84      122

                          -------  -------  -------   -------  -------  -------

                          $82,292  $31,146  $51,146   $75,635  $27,550  $48,085
                          =======  =======  =======   =======  =======  =======

     The results of operations for gas and oil producing activities are presented below:

                                                  Year Ended December 31,
                                                ---------------------------
                                                1995       1994       1993
                                                ----       ----       ----
                                                       (In thousands)

Gas and oil sales revenues                    $12,636    $11,993     $9,504
                                              -------    -------     ------
Expenses:
  Production                                    4,194      3,287      2,259
  Depreciation, depletion and amortization      3,467      2,790      2,734
  Exploration                                     641         --         --
                                              -------    -------     ------
                                                8,302      6,077      4,993
                                              -------    -------     ------
Results of operations for gas and oil
  producing activities before provision
  for income taxes                              4,334      5,916      4,511

    Provision for income tax                      650        887        677
                                              -------    -------     ------
Results of operations for gas and oil
  producing activities                         $3,684     $5,029     $3,834
                                              =======    =======     ======

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

     The estimated future net cash flow and the present value of the proved reserves before taxes are presented below.

                                    Proved          Proved            Total
                                   Developed      Undeveloped        Proved
                                   ---------      -----------        ------
                                                (In thousands)

Estimated future net cash
  flow attributable to
  production during

  1996                               11,175         (2,721)            8,454
  1997                                9,839         (1,076)            8,763
  1998                                9,332          1,609            10,941
  1999                                8,871          2,504            11,375
  2000 and thereafter               119,254         47,306           166,560
                                    _______         ______           _______

  Total                             158,471         47,622           206,093

Present value of future
  cash flow                          69,874         13,613            83,487

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

                                                Year Ended December 31,
                                              --------------------------
                                              1995       1994       1993
                                              ----       ----       ----
                                                    (In thousands)

Future cash inflows                         $344,066   $275,745   $225,423
Future production and development costs     (137,973)  (108,241)   (82,499)
Future income tax expense                    (52,524)   (42,915)   (33,874)
                                            --------   --------   --------

    Future net cash flows                    153,569    124,589    109,050

10% annual discount for estimated timing
  of cash flows                              (90,378)   (77,184)   (65,395)
                                            --------   --------   --------
    Standardized measure of discounted
      future net cash flows                 $ 63,191   $ 47,405   $ 43,655
                                            ========   ========   ========

        Approximately 93 percent of the Company's reserves are natural gas reserves, the price for which has increased since year-end 1995. The following table summarizes the principal sources of change in the standardized measure of discounted future cash flows:

                                                Year Ended December 31,
                                              --------------------------
                                              1995       1994       1993
                                              ----       ----       ----
                                                    (In thousands)
Sales and transfers of gas and oil
  produced, net of production costs          ($8,442)   ($8,706)   ($7,245)
Net changes in prices, production and
  development costs, and quality
  estimates                                   41,458     26,825     48,702
Addition of proved undeveloped reserves       11,049     16,039     17,590
Development costs incurred during the
  period                                      (5,476)    (9,578)    (5,479)
Accretion of discount                          7,718      6,540      3,967
Net change in income taxes                    (9,609)    (9,041)   (15,347)
Other, including changes in the discount
  other than due to accretion                (20,912)   (18,329)   (29,689)
                                             -------    -------    -------
                                             $15,786    $ 3,750    $12,499
                                             =======    =======    =======

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



Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment number 2 to be signed on its behalf of the undersigned, thereunto duly authorized.

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

Dated:  January 15, 1997



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

      23.1        Independent Auditors Consent                 Filed herewith
                  dated January 15, 1997


       27         Financial Data Schedule                      Filed herewith