Form 10-K405
period 1996-12-31
ALAMCO INC
filed 1997-02-28
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549
                           --------------------------

                                    FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
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

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock on the American Stock Exchange as of February 18, 1997, is set forth below:

                                              Aggregate Market Value of the
                                              Registrant's Voting Stock Held
              Class of Stock                  By Non-Affiliates
      ---------------------------------       ------------------------------
      Common Stock, $.10 par value                         $65,338,154

      The number of shares outstanding of the registrant's Common Stock as of February 18, 1997 is 4,766,275 shares.


               --------------------------------------------------
                                  Page 1 of 65

                       Index to Exhibits begins on page 60

TABLE OF CONTENTS


PART I

      Item 1  Business

      Item 2  Properties

      Item 3  Legal Proceedings

      Item 4  Submission of Matters to a Vote of Security Holders

      Executive Officers of the Registrant


PART II

      Item 5  Market for Registrant's Common Equity and
              Related Stockholder Matters

      Item 6  Selected Historical Financial Data

      Item 7  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

      Item 8  Financial Statements and Supplementary Data

      Item 9  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure


PART III

      Item 10  Directors and Executive Officers of the Registrant

      Item 11  Executive Compensation

      Item 12  Security Ownership of Certain Beneficial Owners and
               Management

      Item 13  Certain Relationships and Related Transactions


PART IV

      Item 14  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K

                              * * * * * * * * * * *

      Certain statements contained in this report under various sections, including but not limited to, "Business," "Properties," "Management's Discussion and Analysis" and "Markets and Customers," are forward-looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ from those contemplated by such statements. These factors include, without limitation, the results of exploratory and development drilling; the successful acquisition of producing properties; a change in the price received for gas and/or oil; the demand for and supply of gas and oil; the weather; pipeline capacity; general economic conditions; governmental regulation; changes in interest rates; competitors of Alamco having greater resources than those of the Company; or other unanticipated external developments materially impacting the Company's operational and financial performance.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Registrant's definitive Proxy Statement in connection with its 1997 Annual Meeting of Stockholders, which is to be filed not later than 120 days after Registrant's fiscal year-end, is incorporated by reference in Part III of this Report, except those portions of the Proxy Statement specifically not incorporated by reference. The report of the Compensation Committee of the Registrant's Board of Directors and the Registrant's Performance Graph to be included within the definitive Proxy Statement shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or otherwise incorporated by reference in this Report.

                                     PART I

Item 1.  Business.

      Alamco, Inc. (the "Company" or "Alamco") is an Appalachian-based independent gas and oil producer actively engaged in the acquisition, exploitation, exploration, development and production of domestic gas and oil. Alamco's activities are conducted in West Virginia, Tennessee and Kentucky, with an emphasis on producing natural gas for ultimate sale to customers in the Northeast gas markets. Independent petroleum engineers estimate that the Company's proved reserves totalled 147.8 equivalent billion cubic feet ("EBCF") as of December 31, 1996, using a conversion of six thousand cubic feet of gas to one barrel of oil. As of December 31, 1996, Alamco had an average ownership interest of 86.3 percent in 1,203 gross wells and operated 94.7 percent of the wells in which it had an ownership interest.

      Alamco, a Delaware corporation, was organized in 1981 as the successor of a privately held entity, Allegheny Land and Mineral Company ("Allegheny"), which had been engaged in the gas and oil business since 1956, and to certain interests in various gas and oil programs sponsored and/or operated by Allegheny. Alamco's executive offices are located at 200 West Main Street, Clarksburg, West Virginia 26301, and its telephone number is (304) 623-6671.
The Company and its subsidiaries currently employ approximately 90 persons on a full time basis. The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the trading symbol "AXO".

RECENT DEVELOPMENTS

      Alamco, Inc. announced on January 16, 1997, that its Board of Directors had retained Principal Financial Securities, Inc. to assist it in exploring strategic alternatives for increasing shareholder value, including the possibility of a sale or merger of part or all of the Company.

      The Board noted that, while it had determined that these alternatives should be explored to see if they would yield a superior value for shareholders, the Board had not made any determination that the Company will be sold or merged or that such a transaction would be in the best interest of shareholders.

BUSINESS STRATEGY

      Alamco's business strategy is to build stockholder value through the efficient growth of its gas and oil reserves and production in the Appalachian
Basin while pursuing complementary business lines.   To accomplish this
strategy, the Company has focused on increasing its gas and oil reserves through development and exploratory drilling, property acquisitions, and infrastructure development, including the installation of pipelines in areas in Kentucky and Tennessee where successful exploration has occurred. Using this strategy, the Company's reserves have increased in each of the past nine years to estimated reserves of 147.8 EBCF at December 31, 1996. This compares favorably to estimated reserves of 137.1 EBCF, 128.0 EBCF and 88.0 EBCF as of December 31, 1995, 1994 and 1993, respectively.

      The Company focuses its activities in the Appalachian Basin, which is geographically one of the largest and oldest gas and oil producing regions in the United States. Alamco and other operators in the Appalachian Basin have historically experienced high drilling success rates in the formations in the Basin, with wells generally producing for more than 25 years, although at low production volumes. The Company has been nationally recognized as a leader in finding reserves at a lower cost than its competitors and will continue to strive to keep its finding costs low in this phase of expansion of its gas and oil reserve base. Alamco may expand its area of operations into other producing basins if management believes such an expansion is beneficial to the Company.

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

      Alamco has diversified its business by entering into certain oil field-
related service businesses.   In addition to providing these services for
itself, the Company has made the services available to others in the gas and oil industry. HAWG HAULING & DISPOSAL, INC. ("HAWG"), a brine hauling and disposal service, is a wholly-owned subsidiary of the Company and Phoenix-Alamco Ventures, a Limited Liability Company ("PAV"), owned jointly by the Company and Phoenix Energy Sales Company ("Phoenix"), is engaged in the marketing of Alamco's and other working interest owners' gas. Revenues generated by HAWG and PAV were approximately 2.0 percent of total revenues in 1996. In 1996, Alamco invested $2.3 million in a pipeline system in Tennessee to enable the Company to increase its flexibility in marketing gas and to improve gas sales prices. The Company plans to purchase and resell third-party gas in order to generate additional profits in the future.

      Alamco pursues the acquisition of producing properties that will enhance the Company's revenue base without proportional increases in overhead costs.
The Company focuses its attention on Appalachian Basin properties in which it will have a significant ownership interest and will serve as operator. In addition to the acquisition of properties owned and operated by third parties, Alamco will continue to evaluate the purchase of outside investors' interests in wells operated by the Company.

GAS AND OIL EXPLORATION AND DEVELOPMENT ACTIVITIES

      At December 31, 1996, Alamco's proved reserves totalled 147.8 EBCF, representing a 10.7 EBCF increase from year-end 1995 reserves. Based on these reserve additions, the Company replaced 250 percent of the 6.9 EBCF it sold during 1996. Alamco invested $12,497,000 in gas and oil exploration and development activities during the year, including $2,351,000 in the construction of pipelines. Internally generated cash flows and amounts drawn from the Company's revolving credit facility with Bank One, Texas, N.A. ("Bank One") funded the capital investment program.

DRILLING ACTIVITIES

A total of 20.4 EBCF was added to the Company's reserves as a result of the 1996 drilling program. Alamco invested $9,920,000 or 79.4 percent of its gas and oil exploration and development expenditures in the drilling of 35 gross (34 net) wells, of which 29 gross (28 net) wells were successful. Alamco drilled 14 gross wells in West Virginia, 15 gross wells in Kentucky and 6 gross wells in Tennessee.

      All of the wells drilled in West Virginia were drilled to the deep Oriskany formation in the South Burns Chapel Field in Monongalia and Preston Counties.

      Thirteen of the 15 wells drilled in Kentucky were located in the Company's South Key Rock Prospect. These wells produce from the Big Lime formation.

      Four of the six wells drilled in Tennessee were drilled on the Company's Carden Prospect. Three of these wells produce gas from the Big Lime formation while the remaining one continues to be evaluated for the feasibility of commercial development of the Chattanooga Shale on the prospect.

      A number of additional prospects have been identified on Company-held acreage in the South Burns Chapel Field in West Virginia, in both the Days Chapel Field and the Carden Prospect in Tennessee, and in the Key Rock Prospect in Kentucky. (See "Future Activities").


                                DRILLING SUMMARY


                   Gross Wells                            Net Wells
            Pro-                                   Pro-
          ductive      Dry         Total         ductive       Dry      Total

  1996       29        6           35             28.0         6.0      34.0

  1995       14        2           16             14.0         1.5      15.5

  1994       38        9           47             38.0         8.7      46.7




RECOMPLETION ACTIVITIES

      Alamco did not invest in any recompletion projects during 1996, as compared to investments of $314,000 and $266,000 in 1995 and 1994, respectively. The Company believes its inventory of wells contains a significant number of recompletion candidates.

                              RECOMPLETION SUMMARY


                    Gross Wells                    Net Wells
              Pro-                          Pro-
             ductive   Dry    Total        ductive     Dry    Total

  1996         0        0      0           0.0          0.0     0.0

  1995         1        4      5           1.0          4.0     5.0

  1994         2        3      5           2.0          3.0     5.0


ACQUISITION ACTIVITIES

      In 1996, Alamco invested $226,000, or 1.8 percent of its gas and oil development expenditures, in the acquisition of 20.9 net wells, as compared to investments of $1,384,000 and $6,234,000 in 1995 and 1994, respectively. The program involved the acquisition of outside investors' interests in wells operated by Alamco.

                               NET WELLS ACQUIRED


                          Third Party            Outside Investors' Interest in
                         Operated Wells               Alamco Operated Wells                   Total
  1996                         --                             20.9                             20.9

  1995                         --                             77.1                             77.1

  1994                        71.0                            101.6                           172.6


INFRASTRUCTURE DEVELOPMENT

      To move the South Key Rock gas in Kentucky to market, the Company installed a pipeline into Tennessee to interconnect with a local gas utility's distribution system. Alamco invested $2,351,000, or 18.8 percent of its 1996 gas and oil development expenditures, to complete an additional 23 miles of pipeline which connects its Days Chapel Field in Tennessee with the same distribution system.

GAS AND OIL PRODUCTION AND SALES

      In 1996, gas sales accounted for 92 percent of Alamco's total gas and oil sales. The average 1996 sales price received by the Company was $2.80 per MMBtu ($3.05 per MCF) for gas and $19.38 per barrel for oil. The following table sets forth the Company's sales volumes and other information for each of the years ended December 31, 1996, 1995 and 1994.


                                         PRODUCTION AND SALES STATISTICS

                                                 Year Ended December 31,
                                         1996             1995           1994

  Net Production:

    Gas (MCF)                          6,368,052       5,363,664      4,404,187
    Oil (BBL)                             91,654          87,573         67,749

    Equivalent (MCF)(a)                 6,917,976      5,889,102      4,810,681

  Average Production Per Day:
    Gas (MCF)                              17,447         14,695         12,066

    Oil (BBL)                                 251            240            186

    Equivalent (MCF)(a)                     18,953         16,135        13,182
  Average Sales Price:

    Per MCF of Gas                           $3.05          $2.10         $2.50

    Per BBL of Oil                          $19.38         $15.90         $14.52
  Average Cost of Production                 $0.97          $0.87          $0.78
        ($/Mcfe)(b)

  Average Cost of Production                 $0.31          $0.40          $0.31
    Per Dollar of Sales

(a) Oil production is converted to gas equivalents at a rate of 6 MCF per barrel.
(b)   Restated for 1995 and 1994 to reflect revised expense classifications.


      These classifications have been revised to reflect the change in the Company's focus from a drilling fund operator to a company which drills and operates wells primarily for its own account.

THIRD-PARTY WELL TENDING SERVICES

      In the aggregate, as of December 31, 1996, Alamco owned approximately 89.5 percent of all Company operated wells, with the remaining 10.5 percent being held by outside investors. The Company charges a monthly fee for well operation services and each outside investor pays a proportional share based on his ownership percentage. For most of 1996, the monthly fees were $351 per well for gas wells and $426 per well for oil wells compared to monthly charges in 1995 of $337 per well for most gas wells and $409 per well for most oil wells. In 1996, about 130 wells were not subject to the monthly operating fee due to temporary abandonments. The third party services revenue which the Company generates from these fees accounted for approximately 3.9 percent, 5.1 percent, and 9.0 percent of the Company's revenues in 1996, 1995 and 1994, respectively. Third party services revenue has decreased and is expected to continue to decrease as Alamco purchases the interests of outside investors in Company operated wells.

      Effective March 1, 1994, Alamco exchanged its interests in approximately 141 gross wells for outside investors' interests in approximately 237 gross wells located in West Virginia. Third party services revenue was substantially reduced because this like-kind exchange reduced the number of wells that the Company operated for outside investors. Alamco believes, however, that this reduction in third party services revenue has been offset over time by the effect of higher gas and oil revenues attributable to the Company's greater ownership interest in the wells.


THIRD PARTY BRINE HAULING AND DISPOSAL SERVICES

      HAWG, a wholly-owned subsidiary, is a commercial brine hauling and disposal service company originally formed to provide service for Company-operated wells. The service entails, for a fee, the transportation of brine to central processing facilities and injection of the brine into disposal wells. The subsidiary now accepts brine, which is produced naturally with gas and oil, from wells operated by the Company as well as from other operators in West Virginia. HAWG currently operates two commercial disposal wells and facilities in West Virginia and has preliminary plans to convert up to two additional wells in 1997. In 1996, HAWG provided 1.0 percent of Alamco's total revenues.

GAS MARKETING, GATHERING AND TRANSPORTATION

      As a response to the changing gas marketing environment, in October 1993 the Company formed PAV with Phoenix, a gas marketing company. PAV provides gas marketing services to Alamco and other interest owners in certain Alamco operated wells. PAV has the exclusive right to market approximately 55 percent of Alamco's West Virginia gas supply. PAV seeks diversification for Alamco's gas sales to other marketing entities, local distribution companies and industrial users with a combination of short-term deals (less than a month), mid-term deals (one month to one year) and long-term deals (one year or more).

      While Alamco's share of the profits from PAV have not been significant, the prices received for gas sales marketed through PAV have been on average above that which the Company would likely have otherwise received.

      Alamco completed the installation of a 23 mile pipeline system and commenced sales of its Days Chapel Field volumes to a local distribution company in February 1997. This pipeline system connects most of its Kentucky and Tennessee wells and transports the gas to the utility, which is expected to result in higher sales prices than previously received by the avoidance of third-party gathering charges.


FUTURE ACTIVITIES

Alamco intends to use internally generated cash flows and amounts available under the Company's $30.0 million revolving bank credit facility to fund the exploration and development of its gas and oil reserves and property acquisitions. As of February 14, 1997, $9.3 million was available for borrowing under this credit facility.

      Alamco's 1997 capital investment program will ultimately depend upon the market and prices received for natural gas, the success of its exploration and development prospects, and the ability of the Company to capitalize on acquisition opportunities that may arise during the year. The Company currently plans to spend approximately $6.0 million in 1997 to drill approximately 30 wells, recomplete an additional five wells and begin a pilot secondary recovery program for oil in the Company's Days Chapel Field in Tennessee. Approximately 16 development wells and one exploratory well will be drilled in Tennessee. Up to seven development wells and two exploratory wells will be drilled in Kentucky. The Company also plans to drill four development wells at its South Burns Chapel Field in West Virginia.

MARKETS AND CUSTOMERS

      General.

      Alamco operates exclusively in the gas and oil industry.

      Sales through PAV and to Hope Gas, Inc. ("Hope") accounted for a substantial portion of the Company's total 1996 gas and oil sales. Alamco sold
44.8 percent of its gas and oil sales through PAV to various marketers, local distribution companies and commercial users. Additionally, sales to Hope accounted for approximately 27.1 percent of the Company's total 1996 gas and oil sales.

      West Virginia Production.

      Alamco's West Virginia production in 1996 was approximately 80 percent of total Company gas sales.

      PAV. In 1993, Alamco entered into a three year gas marketing agreement with PAV for all gas transported on the CNG Transmission Corporation ("CNG") pipeline system and all gas on the Columbia Gas Transmission Corporation ("Columbia") pipeline system, which primary term expired on November 1, 1996. The agreement is currently extended on a month-to-month basis. Volumes sold in 1996 through PAV on the CNG and the Columbia systems totalled approximately 2.8 BCF. The average price received from sales to PAV was $2.87 per MMBTU ($3.27 per MCF) in 1996.

      Hope. Hope purchases all of the Company's production from the South Burns Chapel Field under two separate gas purchase agreements, with terms continuing through October 31, 1999. Both agreements were renegotiated effective
November 1, 1995, and have price reopeners on October 31, 1998. Total volumes sold to Hope in 1996 were approximately 1.7 BCF at an average price of $2.89 per MMBtu ($2.89 per MCF). While the loss of this customer could have a material adverse effect on the Company, management believes alternative customers could be located.

      Approximately 40 percent of the Company's production at South Burns Chapel is sold at a fixed price with the remaining 60 percent of the South Burns Chapel Field gas sold at prices tied to a monthly Appalachian index.

      Other. Alamco sells its other West Virginia gas production to various purchasers that are not significant to the Company's revenue base.

      Tennessee and Kentucky Production.

      Alamco's Tennessee production in 1996 was approximately 5 percent of total Company gas sales. For nearly all of 1996, the Company sold the gas production from the Days Chapel Field to Equitable Resources Marketing Company on a month-to-month contract with market-sensitive pricing tied to Gulf Coast prices, less transportation and compression charges.

      Beginning in February 1997, this gas was transported through the Company's new gathering system and sold to a local utility, Citizens Gas Utility District ("Citizens"). The contract, with a primary term through October 1997 and month-to-month thereafter, provides for pricing tied to a monthly Gulf Coast index. For discussion of the costs of Alamco's gathering line, see "Infrastructure Development" above.

      Alamco's Kentucky production in 1996 was approximately 15 percent of total Company gas sales. All of Alamco's production from its Kentucky operations is sold on the spot market or under term contracts providing for fixed or market-sensitive prices, with approximately 5 percent of the Company's Kentucky production sold to one buyer under a contract with market-sensitive pricing which dedicates the gas for the life of the wells. The majority of the Kentucky volumes, approximately 85 percent, is sold to Citizens under the same gas contract as the Tennessee gas. See "Infrastructure Development."

      Oil Sales.

      Alamco's oil production is sold to various purchasers under agreements at posted field prices. These sales, which accounted for 8 percent of the Company's total gas and oil sales, averaged $19.38 per BBL in 1996.

      Marketing Risks.

      During the last several years, the gas industry has been affected by strong gas price volatility resulting from wide variances in demand due primarily to weather conditions and gas storage requirements. This volatility may continue in the future. As a result, the Company is unable to predict with certainty the future stability or direction of natural gas prices.

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

COMPETITION

      Alamco operates in a highly competitive environment. Competition is particularly intense with regard to the acquisition of producing properties and, to a lesser extent, undeveloped acreage. Integrated and independent gas and oil companies, partnerships and drilling programs, some with financial and human resources substantially in excess of those available to the Company, compete with Alamco, actively bidding for desirable gas and oil properties. The ability of the Company to add to its reserves in the future will be dependent on its ability to exploit its current lease holdings and its ability to select and acquire suitable producing properties and prospects for future exploration and development.

      Similarly, there is intense competition not only from other gas production entities, but also from other marketing firms, which have the capabilities to seek out and serve various customers. Although the Company has historically enjoyed a price premium over Gulf Coast gas production (as do others in the Appalachian Basin) due to the proximity of its production to major Northeast markets, deregulation of the industry and the advent of open access transportation on interstate pipelines have at times caused an erosion of this premium. Colder than normal weather during the winter of 1995-1996, and in the early winter of 1996-1997 caused the price premium for Appalachian gas to reappear. However, prices have been extremely volatile for the last several months, and the price premium has again declined in early 1997.

REGULATION

      General. The gas and oil industry is extensively regulated by federal, state and local authorities. Legislation affecting the industry is under constant review for changes and/or expansion, particularly with regard to environmental issues. Numerous agencies, both federal and state, have issued rules and regulations, some of which carry substantial penalties for failure to comply, binding on the industry and its members. To date, these mandates have had no material effect on the Company's capital expenditures, earnings or competitive position. Inasmuch as new legislation affecting the gas and oil industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, Alamco is unable to predict the future cost or impact of complying with such laws and regulations.

      Environmental. The Company's operations are subject to various federal and state statutes, rules and regulations regarding the discharge of materials into, or otherwise protecting, the environment. These requirements relate to drilling and production operations, activities in connection with storage and transportation of gas and oil and facilities used for treating, processing, injecting and handling the wastes therefrom. Additionally, in the case of spills or other impermissible discharges of certain materials into the environment, there are provisions for record keeping, notification and reporting, as well as severe civil and criminal penalties for violations, and potential liability for the costs of cleanup and any resultant damages.
Further, the possibility exists that certain gas and oil wastes may be classified as hazardous or semi-hazardous, which could impose substantial obligations on the Company. Alamco does not believe that its compliance with current environmental laws constitutes a material expense. The Company has retained the services of an independent environmental engineering firm to assist with compliance matters on an as-needed basis.

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

      Brine Hauling and Disposal Services. In order to comply in an economical manner with regulations governing the disposal of salt water, Alamco began operating its own salt water disposal well in 1992 to dispose of water from its own wells. In 1993, the Company formed HAWG, which is responsible for the transportation and disposal of the water. HAWG currently operates two commercial disposal wells and has permits for three additional disposal wells all of which are in West Virginia. HAWG has been expanding its marketing efforts in order to add customers to dispose of other producers' water. Revenues which Alamco received from HAWG in 1996 were, however, immaterial.

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

      Expenditures made in 1996 due to environmental claims which were unreimbursed by insurance carriers were not material.

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

Item 2.  Properties.

      Alamco's properties consist essentially of the working and royalty interests owned by the Company in various gas and oil leases which are located in West Virginia, Tennessee and Kentucky. Alamco's proved reserves for the years ended December 31, 1996, 1995 and 1994 are presented below:

                                            Year Ended December 31,
                                          1996                    1995                 1994

  Natural Gas (MMCF)

     Developed                            114,462                97,169                 85,654

     Undeveloped                            21,333                30,124                 33,971
     Total Proved                          135,795               127,293                119,625

  Crude Oil (MBBL)

     Developed                               1,573                 1,405                  1,164
     Undeveloped                               421                   231                    235

     Total Proved                            1,994                 1,636                  1,399


      These estimates are based primarily on the reports of independent petroleum and geological engineers. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in reports to any federal agency other than the Securities and Exchange Commission and the Department of Energy (See Note 12 to the Company's Notes to Consolidated Financial Statements).

WELL COUNT

      Alamco obtained gas and oil sales revenues from 1,133 wells as of December 31, 1996. The Company is the operator of an additional 61 wells that are currently temporarily abandoned and an additional 9 wells that are waiting on completion of pipeline construction. The majority of Alamco's producing wells, located in northern and central West Virginia, are shallow wells drilled to a depth of up to 6,000 feet and are characterized by long producing lives with low volume production from low permeability reservoirs with a thickness ranging from 10 to 40 feet. A typical shallow well will encounter commercial gas production from between 4 and 10 separate and distinct production horizons. Approximately 877 of the Company's wells currently produce from one or more of these "blanket" formations that cover large areas of northern and central West Virginia. Due to mechanical and technical constraints, it is usually possible to produce only up to three to five of these formations simultaneously, and, consequently, it is necessary either to drill a twin well or recomplete the original well at a later date in order to obtain production from the remaining formations.

      A significant production horizon below 6,000 feet in Alamco's West Virginia operations is the Oriskany/Huntersville Chert formation. Deeper wells in this formation exhibit higher pressure and productivity than wells in the shallow West Virginia formations and reservoirs have thicknesses of up to 150 feet.

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

      In Kentucky, Alamco's production is from numerous zones, including the Big Lime, Coniferous, Maxton and Knox formations. With the exception of certain wells at South Key Rock, these oil and gas reservoirs, like many other Appalachian formations, are characterized by low productive volumes with long producing lives.

      The following table reflects the Company's ownership at December 31, 1996 in natural gas and oil wells.


                           Gross Wells                     Net Wells
                      Gas     Oil    Total         Gas       Oil         Total

  West Virginia       980      59    1,039        827.8       55.3       883.1

  Tennessee            15      67       82         14.6       63.4        78.0

  Kentucky             58      24       82         54.3       22.6        76.9

  Total             1,053     150    1,203        896.7      141.3     1,038.0


Note: Many of Alamco's wells produce both gas and oil. For purposes of computing the above data, the gas well versus oil well designations were made on the basis of the type of artificial lift installed on the well.

PROSPECTS

      Alamco's producing wells hold approximately 127,000 gross acres under lease which the Company believes includes a substantial number of promising development prospects. The prospects include continued development of the South Key Rock Prospect in Kentucky, the Carden Chattanooga Shale Prospect in Tennessee and the South Burns Chapel Field in West Virginia.

      Also, at December 31, 1996, Alamco held leases which have not yet been explored for the existence of gas and oil reservoirs. The Company may drill wells on the acreage to determine the existence of productive reservoirs, sell the leases to another gas and oil operator or abandon the acreage upon the expiration of the lease term.

              LEASE POSITION AT DECEMBER 31, 1996

                      Developed Acreage            Undeveloped Acreage
                      Gross           Net        Gross            Net
                      Acres          Acres       Acres           Acres

  West Virginia      77,067         64,383       17,489          16,262

  Tennessee           6,636          6,636       56,827          56,827

  Kentucky           42,837         42,837       39,753          39,753

  Total             126,540        113,856      114,069         112,842


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

OTHER PROPERTY

      In addition to gas and oil properties, Alamco's property and equipment includes field warehouses, service (workover) rigs and support vehicles. All of the Company's assets collateralize its indebtedness under its revolving bank credit facility (Note 5). The Company's executive offices, approximately 25,000 square feet, were purchased in early 1996 for $561,000 using funds borrowed under the Bank One credit facility. Prior to the purchase, Alamco leased these same executive offices.

Item 3.  Legal Proceedings.

      Alamco is not at this date a party to any material pending legal proceeding, other than ordinary, routine litigation incidental to the business of the Company and its subsidiaries which is immaterial.

      On April 18, 1996, the Company agreed with the United States Environmental Protection Agency ("EPA") to settle its outstanding administrative complaint issued by the EPA for an amount significantly less than the initial proposed penalty of nearly $124,000. The EPA issued the complaint on May 23, 1994 for alleged violations of the Clean Water Act resulting from an oil discharge at Alamco's Days Chapel Field in Claiborne County, Tennessee. The incident occurred in December 1993 when vandals severed locks securing the valves on the Alamco storage tanks and discharged approximately 174 barrels of oil into a local creek. The consent agreement and final order became effective October 27, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of Alamco's stockholders during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:


Name                    Age                           Position

John L. Schwager        48         President, Chief Executive Officer and
                                   Director

                                   Executive Vice President, Chief Operating
Richard R. Hoffman      46         Officer and Director

Bridget D. Furbee       37         Vice President of Administration and Legal
                                   Affairs

R. Mark Hackett         34         Vice President of Engineering

Mario L. Perri          47         Vice President of Land

Carl F. Starr           36         Vice President of Production

      There were no family relationships among any of the directors and executive officers of the Company in 1996. However, the Company's Vice President of Land and Vice President of Engineering, both of whom were elected on January 1, 1997, are brothers-in-law.

     John L. Schwager has been President and Chief Executive Officer of Alamco since October 1987. Mr. Schwager was elected a director in 1986.

     Richard R. Hoffman became Alamco's Executive Vice President and Chief Operating Officer on December 13, 1990. Mr. Hoffman was elected a director in 1988.

     Bridget D. Furbee has been Vice President, Administration and Legal Affairs of Alamco since May 1994. Ms. Furbee served as Manager, Gas Marketing and Legal Affairs from August 1992 through April 1994.

     R. Mark Hackett has been Vice President of Engineering since January 1, 1997. Mr. Hackett served as Engineering Manager from March 1992 through December 1996.

     Mario L. Perri has been Vice President of Land since January 1, 1997. Mr. Perri served as Land Manager from April 1982 through December 1996.

     Carl F. Starr has been Vice President of Production since January 1, 1997. Mr. Starr was named Production Manager in February 1995 and since January 1989, was Superintendent of Production.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

      Alamco's Common Stock is listed on the American Stock Exchange under the trading symbol "AXO". The following table sets forth for the periods indicated the high and low sales price of the Common Stock for each quarter in 1996 and 1995.


                                  1996                        1995
  Quarter                    High         Low           High         Low

  First                   $10-1/8      $ 7-3/4        $ 6-3/8       $ 5-5/8

  Second                   11-5/8        9-1/4          8-3/4          6

  Third                    12-1/4       10-5/8          8-15/16       7-1/2

  Fourth                   12-1/4       10-7/8          8-1/2         7-5/8



      As of February 1, 1997, there were approximately 1,261 record holders of the Company's voting Common Stock. Since its incorporation in 1981, Alamco has not declared or paid any dividends with respect to the Company's Common Stock. Alamco presently intends to retain its funds for operations and expansion of its business and does not expect to pay any cash dividends in the foreseeable future. While the Company is not currently prohibited in its credit agreement with Bank One from paying cash dividends, certain financial covenants may, however, restrict such payments in the future. Subject to the terms of the credit agreement, the declaration and payment by Alamco of any dividends on its Common Stock in the future and the amount thereof will, nevertheless, depend upon the Company's operating results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Company's Board of Directors.


Item 6.  Selected Financial Data

      The information below should be read in conjunction with the Consolidated Financial Statements and the related notes in Item 8 and in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                        Year Ended December 31,
                            ------------------------------------------------
                            1996       1995       1994        1993      1992
                            ----       ----       ----        ----      ----

INCOME STATEMENT DATA:

Revenues (a)               $23,065    $18,539    $13,671     $11,900  $11,350

Income from operations (b)   4,162      1,898      1,672       1,746      837

Income before change in
    DD&A accounting
    principle (b)            2,671      1,279      1,675       1,352      729

Change in DD&A
    accounting
    principle (c)               --         --         --          --    1,058
                           -------    -------    -------     -------   ------

      Net income (b)         2,671      1,279      1,675       1,352    1,787
                           -------    -------    -------     -------   ------

  Cash dividends                --         --         --          --       --
  BALANCE SHEET DATA:

Total assets (b)           $70,698    $59,900    $56,132     $43,337  $40,275

Working capital              3,869        610        719       1,202    2,415

Total long-term debt (d)    20,786     13,707     12,995       1,003    9,561


Stockholders'
  equity (b) and (d)        33,986     30,496     28,557      26,827   15,265



                                        Year Ended December 31,
                            ------------------------------------------------
                            1996         1995      1994       1993      1992
                            ----         ----      ----       ----      ----

PER SHARE DATA:

Income from operations (b)    $.85       $.41       $.36        $.51     $.33

Income before change in DD&A
    accounting principle (b)   .54        .27        .36         .39      .29

Change in DD&A accounting
    principle (c)               --         --         --          --      .41
                             -----      -----      -----       -----    -----

      Net income (b)          $.54       $.27       $.36        $.39     $.70
                             -----      -----      -----       -----    -----

FINANCIAL RATIO DATA:

Book value per share
  (b), (c) and (d)           $7.15      $6.49      $6.14       $5.79    $5.95

Total debt to stockholders'
  equity (b) and (d)            .6         .4         .5          --       .6

Current ratio (b)              1.8        1.1        1.1         1.2      1.4



SELECTED PRODUCTION DATA:


                                    First      Second      Third    Fourth
          1996                     Quarter     Quarter    Quarter   Quarter
          ----                     -------     -------    -------   -------

Production volumes
  Gas (MMCF)                         1,543       1,535      1,547     1,742
  Oil (MBBL)                            24          23         22        23
Average Product Price
  Gas ($/MCF)                        $3.74       $2.74      $2.50     $3.21
  Oil ($/BBL)                       $17.31      $19.12     $19.48    $21.64

          1995
          ----

Production volumes
  Gas (MMCF)                         1,392       1,354      1,254     1,488
  Oil (MBBL)                            21          22         17        28
Average Product Price
  Gas ($/MCF)                        $2.11       $1.99      $1.92     $2.33
  Oil ($/BBL)                       $16.05      $16.50     $15.20    $15.74



  Notes to Selected Financial Data:

  (a) Revenues in 1995 include proceeds from the Columbia settlement in the amount of $4,164,000. During 1994, Alamco acquired a total of 172.6 net producing wells from various third parties.

  (b) Restated for the years 1992 through 1995 for the effect of the stock option plan compensation expense adjustments.

  (c) During 1992, Alamco changed its method of computing unit-of-production depreciation from a well-by-well basis to a depositional group basis.

  (d) In July 1993, Alamco consummated a public offering in which 2,071,404 new shares of Common Stock were issued. The Company used the proceeds from the stock offering in 1993 to repay the then outstanding balance on its revolving credit facility with Bank One.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

      Management's discussion and analysis of changes in the Company's financial condition, including liquidity and capital resources, and results of operations during the years ended December 31, 1996, 1995 and 1994 are presented below.

                              RESULTS OF OPERATIONS

Year Ended December 31, 1996 vs.
Year Ended December 31, 1995
--------------------------------

      Alamco reported net income of $2,671,000 for the year ended December 31, 1996, an increase of $1,392,000 or 108.8 percent, as compared to net income of $1,279,000 in 1995. Income from operations for 1996 increased $2,264,000, or
119.3 percent, to $4,162,000 as compared to $1,898,000 for 1995.

      Total revenues of $23,065,000 in 1996 were $4,526,000 or 24.4 percent higher than total revenues of $18,539,000 in 1995.

      Gas and oil sales totalled $21,226,000 in 1996, an $8,590,000, or 68.0 percent, increase over the same period last year. Substantially higher gas and oil prices contributed $6,100,000 and $319,000, respectively, and higher gas and oil sales volumes contributed $2,106,000 and $65,000, respectively, to the increase. Gas and oil sales volumes totalled 6,917,976 equivalent thousand cubic feet ("EMCF") and 5,889,102 EMCF for the years ending December 31, 1996 and 1995, respectively. Alamco received on average $3.05 per MCF and $19.38 per barrel ("BBL") in 1996, compared to $2.10 per MCF and $15.90 per BBL last year.

      In the summers of 1996 and 1995, temporary shut-ins were caused by gas transporters for routine maintenance. The Company estimates revenues were adversely affected by $227,000 and $237,000 in 1996 and 1995, respectively, due to these reductions in volumes.

      Third party service income decreased $63,000, or 6.7 percent, due principally to the reduction in the number of wells the Company operates for outside investors.

      Other operating revenue increased $130,000 due to increased gas marketing revenue associated with higher sales revenues, increased transportation revenue and the recognition of deferred revenue due to a note receivable paid off in connection with the West Virginia Well Exchange in 1994 (Note
      2).

      Total expenses in 1996 were $18,903,000, an increase of $2,262,000, or
13.6 percent, over expenses of $16,641,000 in 1995.

      Production expenses were higher by $1,076,000, or 25.1 percent, due to the increased number of wells operated as a result of drilling and acquisitions and higher employee-related costs.

      Production taxes of $1,323,000 in 1996 were higher by $502,000 from $821,000 in 1995 due to increased gas and oil sales revenue.

      Alamco reported exploration expense of $572,000 in 1996 resulting primarily from the abandonment of the Hoffman Prospect in Kentucky. The exploration expense reported in 1995 of $1,172,000 included write-offs of the Douglas Prospect and the unsuccessful effort to acquire the oil and gas minerals underlying the Coopers Rock State Forest in Monongalia County, West Virginia. Both 1996 and 1995 exploration expense include certain departmental expenses for the evaluation of potential exploration prospects.

      Third party service expense of $457,000 in 1996 was lower by $39,000 compared to 1995 when expense was $496,000 due to a slightly lower percentage of third-party operated wells.

      General and administrative expenses for 1996 were higher by $274,000, or
      7.6 percent, as compared to last year due to higher employee-related costs and legal expenses.

      Option plan compensation expense was $1,653,000 in 1996 and $784,000 in 1995. The increase of $869,000 was due to higher Alamco stock prices and increased options granted (Note 11).

      Depreciation, depletion and amortization expense was higher by $613,000 due to, among other things, higher depletion expenses related to the increased gas and oil investments and higher production levels. Higher depreciation expenses associated with fixed assets also contributed to the increase.

      Interest expense for 1996 was $755,000, a decrease of $433,000 over the same period last year due primarily to the increased interest capitalization for drilling projects. During 1996, interest incurred by the Company totalled $1,464,000, of which $709,000 was capitalized. In 1995 interest incurred was $1,360,000 of which $172,000 was capitalized.

      Non-operating income in 1996 totalled $268,000, an increase of $76,000, as compared to $192,000 for 1995, due principally to higher interest income in 1996.

      Alamco's provision for income tax totalled $1,759,000 in 1996 as compared to an income tax provision of $811,000 last year due to higher taxable income. The 1995 provision is comprised of the provision resulting from the Columbia settlement revenue of $1,627,000 and a tax benefit of $816,000 resulting from the 1995 loss from operations, excluding Columbia settlement revenue (Note 4).


Year Ended December 31, 1995 vs.
Year Ended December 31, 1994
--------------------------------

      Alamco reported net income of $1,279,000 for the year ended December 31, 1995, a decrease of $396,000, or 23.6 percent as compared to net income of $1,675,000 in 1994. Income from operations for 1995 increased $226,000, or 13.5 percent, to $1,898,000 as compared to $1,672,000 for 1994.

      Total revenues of $18,539,000 in 1995 were $4,868,000, or 35.6 percent, higher than total revenues of $13,671,000 in 1994.

      Gas and oil sales totalled $12,636,000 in 1995, a $643,000, or 5.4 percent, increase over the same period in 1994. Higher gas and oil sales volumes, resulting principally from the acquisition of producing properties and the drilling of new wells, contributed $2,398,000 and $288,000, respectively, and higher oil prices contributed $120,000 to the increase but were offset by lower gas prices of $2,164,000. Gas and oil sales volumes totalled 5,889,102 EMCF and 4,810,681 EMCF for the years ending December 31, 1995 and 1994, respectively. Alamco received on average $2.10 per MCF and $15.90 per BBL in 1995, compared to $2.50 per MCF and $14.52 per BBL in 1994.

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

      Third party service income decreased $289,000, or 23.4 percent, due principally to the reduction in the number of wells the Company operates for outside investors. Effective March 1, 1994, Alamco exchanged its interests in approximately 141 gross wells for outside investors' interests in approximately 237 gross wells. In addition, on August 1, 1994, but effective January 1, 1994, Alamco acquired an outside owners' approximately 80 percent interest in 114 gross wells. The Company believes the reduction in well tending income, as a result of these transactions, will be offset over time by the effect of higher gas and oil revenues attributable to Alamco's greater ownership interest in the wells (Note 2).

      Other operating revenue increased $350,000 due primarily to the recognition of income related to the transaction in which Alamco formed a partnership with an East Coast financial institution (Note 3).

      Total expenses in 1995 were $16,641,000, an increase of $4,642,000, or
38.7 percent, from expenses of $11,999,000 in 1994.

      Production expenses were higher by $1,288,000, or 42.9 percent, due primarily to the acquisitions made and new wells drilled during 1995.

      Production taxes of $821,000 in 1995 were higher by $70,000 than 1994 expense of $751,000 due to higher gas and oil sales revenue.

      Alamco reported exploration expense of $1,172,000 in 1995 resulting from the abandonment of the Douglas Prospect and a portion of the Hoffman Prospect in Kentucky after drilling two unsuccessful exploratory wells, the unsuccessful effort to acquire the oil and gas minerals underlying the Coopers Rock State Forest in Monongalia County, West Virginia and certain departmental expenses pertaining to the evaluation of prospects. Alamco did not drill any exploratory wells in 1994, but incurred $236,000 in exploration expense for the evaluation of prospects.

      Third party service expense of $496,000 in 1995 was lower by $319,000 due to the exchanged interests discussed in third party service income.

      General and administrative expenses for 1995 were higher by $60,000, or
      1.7 percent, as compared to 1994 due to, among other things, higher employee-related costs.

      Option plan compensation expense was $784,000 in 1995 and option plan compensation benefit was $41,000 in 1994. The increase of $825,000 was due to higher Alamco stock prices and increased options granted (Note 11).

      Depreciation, depletion and amortization expense was higher by $748,000 due to, among other things, higher depletion expenses related to the increased gas and oil investments and higher production levels. Higher depreciation expenses associated with fixed assets also contributed to the increase.

      Interest expense for 1995 was $1,188,000, an increase of $1,034,000 over the same period in 1994 due primarily to the increased utilization of the Company's revolving credit facility. During 1995, interest incurred by the Company totalled $1,360,000, of which $172,000 was capitalized. In 1994 interest incurred was $471,000 of which $317,000 was capitalized.

      Non-operating income in 1995 totalled $192,000, an increase of $37,000, as compared to $155,000 for 1994, due principally to higher interest income in 1995.

      Alamco's provision for income tax totalled $811,000 in 1995 as compared to an income tax provision of $152,000 in 1994. The 1995 provision is comprised of the provision resulting from the Columbia settlement revenue of $1,627,000 and a tax benefit of $816,000 resulting from the 1995 loss from operations, excluding Columbia settlement revenue.

                         LIQUIDITY AND CAPITAL RESOURCES

      Working Capital. At December 31, 1996, Alamco had working capital of $3,869,000, as compared to $610,000 at December 31, 1995. Because the Bank One credit facility agreement, as amended, calls for the payment of interest only until July 1, 1998, current liabilities on the Company's December 31, 1996 balance sheet do not include any principal payments relative to the Bank One credit facility.

      Cash and cash equivalents totalled $1,744,000 at December 31, 1996. Of this amount, approximately $845,000 was available for general corporate purposes and the balance was held for third parties (Note 7). Operating activities provided a net $5,768,000 while investing activities used a net $13,996,000. Financing activities provided a net $6,675,000.

      Revolving Credit Facility. Currently, Alamco has in place a $30 million revolving credit facility with Bank One (Note 5). As of February 7, 1997, $9.3 million was available for borrowing under the credit facility. The Company is required to pay interest only until July 1, 1998, at which time all principal and accrued interest are due and payable. Interest accrues and is paid monthly at a rate of Bank One's prime rate plus one-fourth of one percent.

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

      Capital Expenditures and Commitments. Alamco's 1996 capital investments totalled $14,292,000, including $12,271,000 for the construction of the pipeline and drilling of new wells. These activities were funded from internal sources and the Bank One revolving credit facility. In the future, the Company intends to continue to use internally generated cash flows and amounts available under the credit facility to fund the exploration and development of its gas and oil reserves and property acquisitions. (See Part I, Item 1. "Business".)

      Alamco's 1997 capital investment program will ultimately depend upon the market and prices received for natural gas, the success of its exploration and development prospects, and the ability of the Company to capitalize on acquisition opportunities that may arise during the year. The Company currently plans to spend approximately $6.0 million in 1997 to drill approximately 30 wells, recomplete an additional five wells and begin a pilot secondary recovery program for oil in the Company's Days Chapel Field in Tennessee. Approximately 16 development wells and one exploratory well will be drilled in Tennessee. Up to seven development wells and two exploratory wells will be drilled in Kentucky. The Company also plans to drill four development wells at its South Burns Chapel Field in West Virginia. The Company plans to continue with its aggressive acreage acquisition strategy and will position itself to increase both exploratory and development drilling. Alamco remains committed to the acquisition of producing properties at favorable prices.

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

      Columbia Litigation Claim. In November 1995, Alamco received $7.6 million on its and other interest owners' behalf from Columbia under Columbia's Second Amended Plan of Reorganization, As Further Amended Dated July 17, 1995 (the "Plan"). This amount represents 68.875 percent of the combined $11 million claim against Columbia arising from the settlement of various gas purchase claims. The Plan provides for a potential additional distribution of up to
3.625 percent of the allowed claim in the future depending upon various contingencies. Alamco's share of the claim was approximately 74 percent (Note
4).

Quarterly Financial Data (Unaudited)
------------------------------------

      The following table sets forth selected historical quarterly financial data (unaudited) with respect to the Company for the quarters indicated in 1996 and 1995. Alamco's results of operations are generally subject to quarterly variations due to, among other factors, weather conditions and other supply and demand factors affecting the natural gas markets. Historically, the demand and price paid for natural gas has increased in the cold winter months and decreased in the warm summer months. Such quarterly data is not necessarily indicative of the Company's future performance. Because of quarterly variations, Alamco believes that its results of operation should be viewed on an annual basis.


                        (in thousands, except per share data)

                                    First      Second      Third    Fourth
          1996                     Quarter     Quarter    Quarter   Quarter
          ----                     -------     -------    -------   -------

Sales and other operating
  revenues                         $6,624      $5,137     $4,745     $6,559
Gross profit                        3,649       2,159      1,635      3,025
Net income (loss) (3)               1,298         (16)       281      1,108
Net income (loss) per share         $0.27       $0.00      $0.06      $0.22


                                    First      Second      Third    Fourth
          1995                     Quarter     Quarter    Quarter   Quarter
          ----                     -------     -------    -------   -------

Sales and other operating
  revenues (2)                     $3,460      $3,530     $3,149     $8,400
Gross profit (2)                    1,030       1,020        529      4,915
Net income (loss) (1)(2)              (81)       (412)      (416)     2,188
Net income (loss)
  per share (1)(2)                 ($0.02)     ($0.09)    ($0.09)     $0.47
----------------------

(1)   Restated for the stock option plan compensation adjustments (Note 11).

(2) In the fourth quarter of 1995, Alamco recorded as revenue the proceeds from the Columbia Settlement of $4,164,000. The tax effect of this one-time event of $1,627,000 is included in the fourth quarter 1995 tax provision of $1,364,000. Absent the Columbia Settlement, revenues in the fourth quarter would have been $4,236,000 with a gross profit of $583,000, a net loss of $313,000, and a net loss per share of $.07.

(3) In the fourth quarter of 1996 Alamco's tax provision reflects a valuation allowance of $500,000 applicable to investment tax carryforwards, due to increasing uncertainty of the Company's ability to use all of the credits prior to their expiration.


Item 8.  Consolidated Financial Statements.
-------  ----------------------------------


                   Index to Consolidated Financial Statements
                   ------------------------------------------

      Report of Independent Accountants

      Consolidated Statement of Income, for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Balance Sheet, as of December 31, 1996 and 1995

      Consolidated Statement of Changes in Stockholders' Equity, for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statement of Cash Flows for the
        Years Ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements


                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Alamco, Inc.


We have audited the accompanying consolidated balance sheet of Alamco, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Alamco, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

600 Grant Street
Pittsburgh, Pennsylvania
February 21, 1997


                          ALAMCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                  Years Ended December 31, 1996, 1995 and 1994
                        (In thousands, except share data)
==============================================================================

                                            1996         1995           1994
                                            ----         ----           ----
Revenues:
  Gas and oil sales                       $21,226       $12,636      $11,993
  Agreements with gas purchasers               33         4,164           --
  Third party services                        880           943        1,232
  Other revenue                               926           796          446
                                          -------       -------      -------
    Total revenues                         23,065        18,539       13,671
                                          -------       -------      -------

Expenses:
  Production expense                        5,361         4,285        2,997
  Production taxes                          1,323           821          751
  Exploration                                 572         1,172          236
  Third party services                        457           496          815
  General and administrative                3,898         3,624        3,564
  Option plan compensation                  1,653           784          (41)
  Depreciation, depletion, and
    amortization                            4,884         4,271        3,523
  Interest                                    755         1,188          154
                                          -------       -------      -------

    Total expenses                         18,903        16,641       11,999
                                          -------       -------      -------

    Income from operations                  4,162         1,898        1,672

Other nonoperating income, net                268           192          155
                                          -------       -------      -------

    Income before income tax                4,430         2,090        1,827

Income tax provision                        1,759           811          152
                                          -------       -------      -------

    Net income                            $ 2,671       $ 1,279      $ 1,675
                                          =======       =======      =======


    Net income per share                    $0.54         $0.27        $0.36
                                            =====         =====        =====

Weighted average number of shares
  outstanding                           4,920,131     4,679,703    4,645,154
                                        =========     =========    =========



Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1996 and 1995
                                 (In thousands)
==============================================================================

           ASSETS                                         1996           1995
           ------                                         ----           ----

Current assets:
  Cash and cash equivalents                             $ 1,744       $ 3,297
  Accounts receivable                                     6,253         3,116
  Due from partnerships and programs                         90            72
  Inventories and other current assets                      375           368
  Deferred taxes                                            207           138
                                                        -------       -------

      Total current assets                                8,669         6,991
                                                        -------       -------

Property and equipment:
  Gas and oil producing properties
    (Successful Efforts Method)                          87,991        78,076
  Other property and equipment                            8,621         5,740
                                                        -------       -------

                                                         96,612        83,816
  Less accumulated depreciation,
    depletion and amortization                           35,581        32,201
                                                        -------       -------

                                                         61,031        51,615

Other assets                                                998         1,294
                                                        -------       -------

      Total assets                                      $70,698       $59,900
                                                        =======       =======


                                   (Continued)

Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1996 and 1995
                        (In thousands, except share data)
==============================================================================

      LIABILITIES AND STOCKHOLDERS' EQUITY                1996           1995
      ------------------------------------                ----           ----

Current liabilities:
  Current portion of long-term debt and capital
    lease obligations                                   $    34      $    33
  Accounts payable                                          853        1,026
  Cash compensation under stock option plan                 529          355
  Accrued expenses and other                              1,002          962
  Accrued production and property taxes                     636          583
  Due working interest and royalty owners                 1,746        3,309
  Deferred revenue                                           --          113
                                                        -------      -------

      Total current liabilities                           4,800        6,381
                                                        -------      -------

Long-term debt and capital lease obligations,
  less current portion                                   20,752       13,674
Due working interest and royalty owners                     322          325
Deferred revenue                                             --           29
Deferred taxes                                           10,330        8,566
Other long-term liabilities                                 508          429
                                                        -------      -------

      Total liabilities                                  36,712       29,404
                                                        -------      -------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    1,000,000 shares authorized, none issued                 --           --
  Common stock, par value $0.10 per share;
    15,000,000 shares authorized;
    4,846,697 and 4,762,898 shares issued
    and outstanding, respectively, including
    treasury stock                                          481          476
  Additional paid-in capital                             32,074       31,245
  Common stock issuable under options                     1,415          948
  Retained earnings (deficit)                               722       (1,949)
                                                        -------      -------
                                                         34,692       30,720

  Less treasury stock, 94,589 and 62,405
    shares of common stock, respectively                    706          224
                                                        -------      -------

      Total stockholders' equity                         33,986       30,496
                                                        -------      -------

      Total liabilities and stockholders' equity        $70,698      $59,900
                                                        =======      =======

Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994
                        (In thousands, except share data)
==============================================================================
                                                      Common
                      Common        Addi-             Stock       Treasury
                       Stock       tional   Retained  Issuable    Stock
                 ----------------  Paid-in  Earnings  Under     -----------
                  Shares Dollars   Capital (Deficit)  Options  Shares Dollars
                 ------ -------   ------- -------   -------   ------ -------
Balance
January 1, 1994    4,703,677  $470  $30,954   ($4,903) $  521   72,792  $215

Issuance of treasury
  stock                   --    --       36        --      --  (10,370)  (34)

Issuance of common
  stock                4,903    --       32        --      --       --    --

Acquisition of
  treasury stock          --    --       --        --      --      938     7

Exercise of stock
  options              4,133     1       10        --      --       --    --

Public stock offering-
  additional costs        --    --      (20)       --      --       --    --

Stock option
  compensation            --    --      (17)       --     (14)      --    --

Net income                --    --       --     1,675      --       --    --
                   --------- -----   ------    ------  ------  ------- -----
Balance
December 31, 1994  4,712,713   471   30,995    (3,228)    507   63,360   188

Issuance of treasury
  stock                   --    --       36        --      --  (10,370)  (34)

Acquisition of
  treasury stock          --    --       --        --      --    9,415    70

Issuance of common
  stock                4,585    --       35        --      --       --    --

Exercise of stock
  options             45,600     5      133        --      --       --    --

Stock option
  compensation            --    --       46        --     441       --    --

Net income                --    --       --     1,279      --       --    --
                   --------- -----   ------    ------  ------  ------- -----
Balance
December 31, 1995  4,762,898   476   31,245    (1,949)    948   62,405   224

Issuance of treasury
  stock                   --    --       77        --      --  (12,929)  (34)

Acquisition of
  treasury stock          --    --       --        --      --   45,113   516

Issuance of common
  stock                2,541    --       29        --      --       --    --

Exercise of stock
  options             81,258     5       66        --      --       --    --

Stock option
  compensation            --    --      657        --     467       --    --

Net income                --    --       --     2,671      --       --    --
                   --------- -----   ------    ------  ------  ------- -----
Balance
December 31, 1996  4,846,697  $481  $32,074    $722  $1,415   94,589  $706
                   ========= =====  =======    =====  ======  =======  ===

Accompanying notes are an integral part of the consolidated financial statements.

                          ALAMCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  Years Ended December 31, 1996, 1995 and 1994
                                 (In thousands)
=============================================================================

                                            1996         1995          1994
                                            ----         ----          ----

Net income                                $2,671        $1,279        $1,675
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, depletion and
      amortization                         4,884         4,271         3,523
    Deferred taxes                         1,695           689           219
    Provision for common stock issuable
      under options                        1,124           487           (31)
    Dry hole costs                           108           641            --
    Gain on asset sales                     (115)          (31)          (76)
    Issuance of stock for employee
      benefits and compensation expense      140           105           102
    Other factors, net                         5             7             1
  Increase (decrease) in cash from
    changes in:
    Accounts receivable                   (3,137)         (423)        1,282
    Due from partnerships and programs       (18)           68            18
    Due working interest and royalty
      owners                              (1,563)        2,245        (1,674)
    Inventories and other current assets      (7)           60          (167)
    Accounts payable and accrued expenses    (80)         (152)          897
    Cash compensation under
      stock option plan                      174           165            (5)
    Deferred revenue                        (113)       (1,052)          474
                                          ------        ------        ------

      Net cash provided by
        operating activities               5,768         8,359         6,238
                                          ------        ------        ------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets     156           156           278
  Payment for the acquisition of
    producing properties                      --        (1,384)       (6,234)
  Capital expenditures                   (14,292)       (6,547)      (10,500)
  Investment in limited partnership           --            (5)         (290)
  Other assets                               140           155          (464)
                                         ------        ------        ------

Net cash used in investing
        activities                       (13,996)       (7,625)      (17,210)


                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  Years Ended December 31, 1996, 1995 and 1994
                                 (In thousands)
=============================================================================

                                            1996         1995          1994
                                            ----         ----          ----

Cash flows from financing activities:

  Borrowings under line of credit
    agreement                             $8,100        $6,800       $13,300
  Payments on line of credit              (1,000)       (6,000)       (1,000)
  Additions to long-term debt                 13            --            --
  Principal payments on long-term debt
    and capital lease obligations            (40)          (95)         (320)
  Acquisition of treasury stock             (516)          (70)           (7)
  Additional costs from public offering
    of common stock                           --            --           (20)
  Proceeds from exercise of stock options     71           138            11
  Other liabilities                           47          (842)         (825)
                                          ------        ------        ------

    Net cash provided by (used in)
      financing activities                 6,675           (69)       11,139
                                          ------        ------        ------
Net (decrease) increase in cash and
  cash equivalents                        (1,553)          665           167
Cash and cash equivalents -
  beginning of period                      3,297         2,632         2,465
                                          ------        ------        ------

Cash and cash equivalents -
  end of period                           $1,744        $3,297        $2,632
                                          ======        ======        ======

Supplemental disclosure of cash flow
  information:

Cash paid during the year for:

  Interest                                  $717        $1,323          $148
  Income taxes                              $250          $232           $55

Supplemental schedule of non-cash
  investment and financing activities:

  Like-kind exchange of property              --            --        $3,270



Accompanying notes are an integral part of the consolidated financial statements.


1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. These consolidated financial statements include the combined accounts of Alamco and its subsidiaries, Alamco-Delaware,
Inc. ("Aladel") and HAWG HAULING & DISPOSAL, INC. ("HAWG").   Aladel and HAWG
are wholly owned subsidiaries of the Company. All significant intercompany balances have been eliminated in consolidation.

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

     Cash and Cash Equivalents. The Company considers certificates of deposit, U.S. government securities and other short-term securities with maturities of three months or less as cash and cash equivalents. Cash and cash equivalents are held on deposit with various financial institutions. No collateral or other security is provided on these deposits, other than $100,000 of deposit insurance provided by the Federal Deposit Insurance Corporation.

     Fair Value of Financial Instruments. For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments. For long-term debt, including current maturities, the fair value of the Company's long-term debt approximates historically recorded cost since interest rates approximate market.

     Off-Balance Sheet Risk. In accordance with industry practice, the Company has gas and oil sales contracts with commitments to sell certain quantities of gas and oil for varying periods.

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

     Gas and Oil Producing Properties. The Company uses the successful efforts method of accounting for gas and oil producing properties. Under the successful efforts method, certain expenditures, such as geological and geophysical costs, exploratory dry hole costs, delay rentals, and other costs directly related to exploration are recognized currently as expenses. All direct costs relating to property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized and depreciated, depleted or amortized using the units-of-production method. Production overhead and other costs are expensed as incurred. Gas and oil producing properties also include well equipment covered by capital lease obligations. Amortization of the lease assets is included in depreciation, depletion and amortization expense.
Interest costs incurred in the drilling of wells are capitalized and amortized using the units-of-production method. The Company capitalized interest costs of $709,000 in 1996, $172,000 in 1995, and $317,000 in 1994. Interest incurred was
$1,464,000 in 1996, $1,360,000 in 1995 and $471,000 in 1994.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121").
This statement, which is effective for financial statements for years beginning after December 15, 1995, was adopted by the Company in 1995. The Company has evaluated the impact of SFAS 121 by comparing the carrying value of its long-lived assets, consisting of gas and oil producing properties, other property and equipment, and intangibles, to the estimated future cash flow from such assets in order to determine whether the carrying value of such properties should be reduced. No adjustments to carrying values of assets were necessary as of December 31, 1996 or 1995.

     Other Property and Equipment. Other property and equipment are stated at cost. Depreciation of other property and equipment is computed using the straight-line method over estimated useful lives of three to forty years, without considering the recoverable value of equipment salvageable from the wells.

     On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation and abandonment of its gas and oil producing properties. Concurrently, the Company evaluates the estimated salvage value of equipment recoverable upon abandonment. At December 31, 1996 the Company's estimate of equipment salvage value is in excess of the costs of future dismantlement, restoration, reclamation and abandonment.

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

     Intangible Assets. Intangible assets, which are reported in other assets on the Company's balance sheet, consist of a non-compete and a consulting agreement arising from the acquisition of 62 wells in Southeastern Kentucky. The values assigned to intangible assets are being amortized on a straight line basis over the life of the agreements which range from four to five years and consists of the following:


                                          December 31,
                                  ---------------------------
                                     1996             1995
                                     ----             ----

     Covenant not to compete       $312,000        $312,000
     Consulting agreement           390,000         390,000
     Less accumulated amortization (390,000)       (234,000)
                                   --------        --------
                                   $312,000        $468,000
                                   ========        ========

     Income Taxes. The Company accounts for certain income and expense items differently for financial reporting purposes than for purposes of computing income taxes currently payable. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax expense (credit) is the result of changes in deferred tax assets and liabilities.

     Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for fixed stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for variable options is measured at the exercise date and is adjusted based on the quoted market price of the Company's stock at the end of the reporting period. Refer to Note 11.

     Income Per Share. Primary earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the calculation beginning in 1996. They were not significant in previous years. Primary and fully diluted earnings per share are the same.

        Reclassifications. Certain amounts have been reclassified in the 1995 and 1994 consolidated financial statements to conform with the 1996 presentation. These amounts have been reclassified to reflect the change in the Company's focus from a drilling fund operator to a company which drills and operates wells primarily for its own account.

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

     In a separate transaction in 1994, the Company received a note in exchange for the sale of operating rights in a number of wells. Further, the Company sold its wholly-owned subsidiary, Interstate Resources, Inc. ("IRI"), in exchange for a note. The sale of the Company's operating rights and IRI were to the same non-affiliated party and combined into a single interest bearing note in the principal amount of $272,000. The gain resulting from the sale of operating rights and sale of IRI was deferred and was recognized as principal payments were received.

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

     Also, on August 1, 1994, the Company acquired seven wells and 1,275 acres in Whitley County, Kentucky, for $185,000. The Company became the operator effective as of the purchase date.

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

                                                      1994
                                                 (Unaudited and in
                                              thousands of dollars,
                                            except per share amount)
                                            ------------------------

     Revenues                                        $14,340
     Expenses                                         12,410
     Income from operations                            1,930
     Net income                                        1,843
     Net income per share                              $0.40


     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3 -  SECTION 29 TAX CREDITS

     The Company currently produces approximately 800,000 MMBtu per year of natural gas that is eligible for a tax credit of $1.04 per MMBtu under Internal Revenue Code ("IRC") Section 29. The tax credit applies to natural gas produced from "nonconventional" fuel sources, as defined, including gas production from Devonian Shale formations in certain West Virginia counties where the Company has production operations. In addition to producing from certain nonconventional fuel sources, the production must have been from wells drilled between December 31, 1979 and December 31, 1992, and the gas must be sold before December 31, 2002. The tax credit is allowed to reduce a taxpayer's regular tax liability but may not be used to reduce a taxpayer's alternative minimum tax ("AMT") liability. The credits also must be used in the tax year in which they are generated.

     The Company is currently, and is projected to be in the future, an AMT taxpayer and therefore is unable to fully use the tax credits to reduce its tax liability. In order to receive benefit from these credits which would otherwise expire unused, through a series of transactions, the Company formed a partnership with a large East Coast financial institution (the "Institution"). The partnership is structured such that the Institution will be allocated IRC
Section 29 tax credits as a result of production from properties contributed by the Company to the partnership. The Institution initially paid $1.0 million (reduced by $100,000 for certain expenses incurred by the Institution), and will pay additional amounts, up to $4.0 million, in installments prior to December 31, 2002, upon achieving certain production minimums and satisfying other conditions. The Company estimates that this transaction, which was effective August 11, 1994, has allowed it to realize a cash benefit of $0.65 for each $1.00 in available Section 29 tax credits generated by the producing properties.

     The Company recognizes income from this transaction as the required gas production levels are achieved. The Company recognized income of $608,000 in 1996, $645,000 in 1995 and $249,000 in 1994 relative to this transaction.

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

     The Company could receive an additional settlement distribution from Columbia of up to 3.625 percent of its original claim of $11,000,000 with the Company's share of revenue being $295,000 and after tax income of $180,000
($0.04 per share).   The timing and amount of this additional recovery is
contingent upon Columbia settling various outstanding claims with other gas producers.

5 -  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     The Company has a $30.0 million revolving credit facility with Bank One which calls for the payment of interest only until July 1, 1998, at which time all outstanding principal and interest amounts are due. Interest accrues and is paid monthly at a rate of Bank One's prime rate plus one-fourth of one percent. As of December 31, 1996, the aggregate amount of borrowing under the Bank One revolving credit facility was $20.7 million. Bank One's prime interest rate on December 31, 1996, was 8.25 percent.

     The credit facility is subject to semiannual borrowing base revisions (in March and September of each year) to be made in accordance with borrowing base recalculations performed by Bank One. Revisions could result in the extension of credit and repayment terms or, in the case of erosion of the borrowing base, the reduction of outstanding principal amounts or the amount of the credit facility. Based on the latest Bank One recalculation, performed in September 1996, the borrowing base is sufficient to allow full utilization of the maximum $30.0 million credit facility.

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

     The aggregate maturities of long-term debt and capital lease obligations for each of the next five years and thereafter are as follows (in thousands):

                    1997                        $    34
                    1998                         20,735
                    1999                             17
                    2000                              0
                    2001 and thereafter               0
                                                -------

                                                $20,786
                                                =======

6 - CASH AND CASH EQUIVALENTS

     Cash and cash equivalents totalled $1,744,000 at December 31, 1996. Of this amount, approximately $845,000 was available for general corporate purposes and the balance was held for third parties, including $637,000 in gas and oil sales proceeds held for eventual distribution to outside working interests and royalty owners, $135,000 representing the outside interests' estimated share of Columbia settlement proceeds, and $128,000 withheld from outside working interests' proceed distributions to be utilized for future ad valorem tax payments (Note 7). The Company's cash balance at December 31, 1996 includes $1,396,000 invested in commercial paper, U.S. Government and Agency Securities and Bankers' Acceptances, with an annualized 5.04 percent return.

7 -  PLUGGING AND AD VALOREM TAX FUNDS

     The Company retains a portion of outside investors' monthly gas and oil production proceeds to be utilized for future well plugging and abandonment costs and ad valorem tax payments. The funds, totalling $450,000 at December 31, 1996, are invested in securities issued or guaranteed by the United States Treasury in accounts segregated from those of the Company. Interest earned on the funds accrues to the benefit of the working interest owners. Included in other assets is $322,000 for future plugging and abandonments. Corresponding amounts recorded in assets are included in liabilities.

8 -  INCOME TAXES

     The following table details the components of the Company's income tax expense for the year 1994 through 1996.


                                                 1996        1995      1994
                                                 ----        ----      ----
                                                        (In thousands)

Federal:
  Current                                      $   64       $107      ($67)
  Deferred                                      1,546        592       433
                                               ------       ----      ----

  Total Federal                                 1,610        699       366
                                               ------       ----      ----

State:
  Current                                          --         15        --
  Deferred                                        149         97      (214)
                                               ------       ----      ----

  Total State                                     149        112      (214)
                                               ------       ----      ----

Total                                          $1,759       $811      $152
                                               ======       ====      ====


     Reconciliations of the income tax provision computed at the statutory rate and the provision for income taxes as shown on the Statement of Income are summarized below:

                                                   Year Ended December 31,
                                                 --------------------------
                                                 1996      1995        1994
                                                 ----      ----        ----
                                                       (In thousands)

Tax provision computed at statutory rate      $1,506       $676       $610

State taxes                                      222        139        104

Change in effective state tax rate                --         --       (255)

Sale of partnership interest                      48        249         --

Use of percentage depletion                     (558)    (1,029)      (321)

Valuation allowance                              500        750         --

Other                                             41         26         14
                                              ------     ------       ----

Provision for income taxes                    $1,759       $811       $152
                                              ======     ======       ====


     The 1994 change in effective state tax rate reflected a change in the Company's business activities in states with lower tax rates.

     The deferred tax assets of $207,000, $138,000 and $74,000 for 1996, 1995 and 1994, respectively, relate to accrued cash compensation resulting from stock options (Note 11).

     The components of the net deferred tax liability are as follows:

                                                     December 31,
                                               --------------------------
                                              1996      1995        1994
                                              ----      ----        ----

                                                    (In thousands)

Depreciation, depletion and amortization     $14,605    $12,400    $12,293
Option plan compensation                        (552)      (370)      (198)
Accounts receivable write-off                    (30)       (30)       (30)
Future litigation payments                       (34)       (39)       (72)
Sale of partnership interest                    (293)      (374)      (293)
Net operating loss carryforwards              (2,303)    (1,553)    (1,704)
AMT credits                                     (907)      (821)      (746)
ITC carryforwards                             (1,353)    (1,375)    (1,394)
Other                                            (53)       (22)       (43)
Valuation allowance                            1,250        750         --
                                             -------     ------     ------

  Net deferred tax liability                 $10,330     $8,566     $7,813
                                             =======     ======     ======


     The Company's investment tax credit carryforwards expire between the years 1997 and 2000. The Company has recorded a valuation allowance applicable to these credits because the ability to use all of them is uncertain.

     Statement of Financial Accounting Standards 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

9 -  SALES CONCENTRATION

     The following table illustrates the Company's gas and oil sales concentration with purchasers greater than 10 percent:


       Purchasers             1996           1995         1994
       ----------             ----           ----         ----

          PAV                 44.8%          44.2%        53.8%
          Hope                27.1%          28.9%        28.2%


     Phoenix-Alamco Ventures, a Limited Liability Company ("PAV"), which is owned jointly by the Company and Phoenix Energy Sales Company, is engaged in the marketing of Alamco's and other working interest owners' gas. PAV achieves diversification for Alamco's gas sales by executing contracts with numerous other marketing entities, local distribution companies and industrial users with contracts of various durations.

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


11 - STOCK OPTIONS AND BENEFIT PLANS

     Stock Option Plans. Stock options have been granted to Company employees and outside directors under the 1992 Employees' Stock Option Plan, the 1982 Employees' Stock Option Plan, the 1982 Outside Directors' Stock Option Plan, the 1996 Stock Option Plan for Non-Employee Directors and non-qualified stock options granted outside of any stockholder approved plans.

     Stock options have been and may be granted at not less than market prices on the dates of grant. Vesting occurs over various periods. An option may not be exercised within one year from date of grant and no option will be exercisable after ten years from the date granted. The 1992 and 1982 Employee Plans provide for the grant of either non-qualified stock options or incentive stock options.

     As a result of exercises of non-qualified stock options in 1996, Alamco reviewed its accounting for stock options and concluded that certain options should have been treated as variable awards rather than fixed awards. An employee tax reimbursement feature included in the option agreements requires that variable award accounting be followed. Under variable award accounting, periodic changes in the differences between the market price of the Company's Common Stock and the exercise prices of outstanding non-qualified stock options should be recognized as non-cash compensation expense. The variable award accounting has been reflected retroactively in the accompanying financial statements as a correction of an error and the 1994 and 1995 financial statements have been restated. The Company's Board of Directors has established that no further options will be granted that are subject to variable award accounting.

     The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, only compensation cost for non-qualified options granted under variable option plans has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings (in thousands) and earnings per share would have been as follows:

                                               1996     1995
                                               ----     ----

           Net earnings - as reported         $2,671   $1,279

           Net earnings - pro forma           $2,680   $1,276

           Earnings per share - as reported    $0.54    $0.27

           Earnings per share - pro forma      $0.55    $0.27

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 0%; expected volatility of 28%; average risk-free interest rate of 6.38% in 1996 and 7.5% in 1995; and average expected terms of 5.5 years.

     The transactions for shares under options were:

                                               1996       1995       1994
                                               ----       ----       ----
Outstanding, beginning of year:
   Number                                    437,900     452,500   465,033

   Weighted average exercise price             $5.62       $5.19     $4.95

Granted:
   Number                                    138,000      35,000    18,500

   Weighted average exercise price            $11.41       $8.00     $6.75

Exercised:
   Number                                    130,226      45,600     4,133

   Weighted average exercise price             $4.90       $3.00     $2.73

Expired or forfeited:
   Number                                        -0-       4,000    26,900

   Weighted average exercise price               -0-       $6.75     $2.61

Outstanding, end of year:
   Number                                    445,674     437,900   452,500

   Weighted average exercise price             $7.63       $5.62     $5.19

Exercisable, end of year:
   Number                                    278,178     313,904   260,003

   Weighted average exercise price             $5.74       $5.04     $4.24

Shares reserved for future options,
  end of year                                216,500     154,500    35,500

   Weighted average fair value of options
   granted using the Black-Scholes
   option-pricing model                        $4.49       $3.34        --


     The following tables summarize certain stock option information at December 31, 1996:

Options outstanding:
                                               Weighted      Weighted
                                                average       average
    Range of                      Number       remaining     exercise
Exercise prices                Outstanding       term          price
---------------                -----------       -----         -----

 $1.88 - $3.15                    66,774          4.25         $2.92
      3.38                           800          4.85          3.38
      3.75                           800          2.85          3.75
      3.88                           800          3.85          3.88
      4.88                        17,500          5.85          4.88
      6.75                       186,000          6.96          6.75
      8.00                        35,000          8.86          8.00
     11.13                        30,000          9.72         11.13
     11.25                        40,000          9.85         11.25
     11.63                        68,000          9.50         11.63
                                 -------          ----         -----

       Total                     445,674          7.47         $7.63
                                 =======          ====         =====

Options exercisable:
                                                             Weighted
                                                              average
   Range of                      Number                     exercise
Exercise prices                Exercisable                     price
 --------------                -----------                     -----

 $1.88 - $3.15                   66,774                        $2.92
      3.38                          800                         3.38
      3.75                          800                         3.75
      3.88                          800                         3.88
      4.88                       17,500                         4.88
      6.75                      179,835                         6.75
      8.00                       11,669                         8.00
                                -------                        -----

       Total                    278,178                        $5.74
                                =======                        =====

     The 1992 Equity Compensation Plan for Outside Directors. The 1992 Equity Compensation Plan for Outside Directors was established March 20, 1992, and provides for a maximum number of 75,000 shares of Common Stock from the Company's authorized and unissued shares of Common Stock and/or treasury stock to be available for issuance, subject to adjustments in certain instances. Outside Directors receive 50 percent of their annual retainer in the form of Common Stock and may elect to receive any or all of the remaining cash balance of their retainer in the form of Common Stock. In 1996, 2,541 shares were issued to Directors at a market price of $11.63 per share leaving 51,448 shares available for issuance at December 31, 1996.


     Employee Savings and Protection Plan. Effective October 1, 1987, the Company instituted a 401(k) Plan titled the Alamco, Inc. Employee Savings and Protection Plan. In addition to employee contributions, the Company contributed cash and stock of approximately $129,000, $117,000 and $110,000 in value in 1996, 1995 and 1994, respectively.

12 - SUPPLEMENTAL INFORMATION RELATED TO GAS AND OIL PRODUCING ACTIVITIES
     (Unaudited)

     Costs incurred by the Company in gas and oil property acquisition, exploration, and development are presented below:

                                                  Year Ended December 31,
                                                ---------------------------
                                                1996       1995       1994
                                                ----       ----       ----
                                                      (In thousands)

    Costs (capitalized or expensed) for:

    Property acquisition                      $   778     $1,281    $ 6,740
    Exploration                                   572      1,172        236
    Development                                 9,920      5,476      9,578
                                              -------     ------    -------
                                              $11,270     $7,929    $16,554
                                              =======     ======    =======

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

     Aggregate capitalized costs for the Company related to gas and oil exploration and production activities, with applicable accumulated depreciation, depletion and amortization, are presented below:


                              1996                           1995
                      ----------------------       -----------------------
                             Accumu-                     Accumu-
                             lated                       lated
                    Cost     DD&A      Net      Cost     DD&A      Net
                    ----     ----      ---      ----     ----      ---
                                        (In thousands)

Proved developed
  properties       $87,991  $32,879  $55,112   $78,076 $28,996 $49,080

Pipelines and
  processing
  equipment          4,249      802    3,447     1,924     671   1,253

Vehicles, machinery
   and equipment
   consisting principally
   of assets used in
   gas and oil producing
   activities        2,496    1,271    1,225     2,068   1,380     688

Buildings used in gas
  and oil producing
  activities           121       11      110       224      99     125
                   -------  -------  -------   ------- ------- -------

                   $94,857  $34,963  $59,894   $82,292 $31,146 $51,146
                   =======  =======  =======   ======= ======= =======

     The results of operations for gas and oil producing activities are presented below:

                                                  Year Ended December 31,
                                                ---------------------------
                                                1996       1995       1994
                                                ----       ----       ----
                                                      (In thousands)

Gas and oil sales revenues                    $21,226    $12,636    $11,993
                                              -------    -------    -------
Expenses:
  Production (a)                                6,684      5,106      3,748
  Depreciation, depletion and amortization      3,764      3,596      2,790
  Exploration                                     572      1,172        236
                                              -------    -------    -------
                                               11,020      9,874      6,774
                                              -------    -------    -------
Results of operations for gas and oil
  producing activities before provision
  for income taxes                             10,206      2,762      5,219

   Provision for income tax                     1,531        414        783
                                              -------    -------    -------
Results of operations for gas and oil
  producing activities                         $8,675     $2,348     $4,436
                                              =======    =======    =======

(a)  Amounts for 1995 and 1994 have been restated (Note 1).

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

     The increase in the results of operation for gas and oil producing activities between 1996 and 1995 resulted from higher gas prices and increased production from the Company's successful acquisition and drilling programs.

     The decrease in the results of operations for gas and oil producing activities between 1995 and 1994 resulted from lower gas and oil sales revenues due primarily to lower gas prices partially offset by the Company's successful acquisition and drilling programs.

     Estimates of net proved reserves of gas and oil for the Company, all of which are within the United States, are as follows:

                                         Year Ended December 31,
                           --------------------------------------------------
                               1996               1995               1994
                           ------------        -----------        -----------
                           MCF     BBL         MCF    BBL         MCF    BBL
                           ---     ---         ---    ---         ---     ---
                                             (In thousands)

Proved reserves,
  beginning of year      127,293  1,636     119,625  1,399      82,617    897
Extensions, discoveries
  and other additions     19,263    185      11,534      2      13,529    435
Acquisitions                  --     --       3,242    376      16,888    131
Sales of reserves
  in place                  (297)    --          --     --          --     --
Change in participation
  by area of mutual
  interest partner        (4,504)    --          --     --          --     --
Revisions of previous
  estimates                  408    265      (1,744)   (53)     10,995      4
Production                (6,368)   (92)     (5,364)   (88)     (4,404)   (68)
                         -------  -----     -------  -----     -------  -----
  Proved reserves,
    end of year          135,795  1,994     127,293  1,636     119,625  1,399
                         -------  -----     -------  -----     -------  -----

  Proved developed
    reserves             114,462  1,573      97,169  1,405      85,654  1,164
                         -------  -----     -------  -----     -------  -----

     These estimates are based primarily on the reports of independent petroleum and geological engineers. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved reserves are the estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved reserves increased in 1996 and 1995 due to substantially higher gas and oil prices and the success of the Company's acquisition and development drilling programs. The estimates include only those amounts considered to be proved reserves and do not include additional amounts that may result from new discoveries in the future. Proved developed reserves are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods.

     The estimated future net cash flow and the present value of the proved reserves before taxes are presented below.

                                    Proved          Proved            Total
                                   Developed      Undeveloped        Proved
                                   ---------      -----------        ------
                                                (In thousands)
Estimated future net cash
  flow attributable to
  production during

  1997                             $ 19,774        $  (982)         $ 18,792
  1998                               18,729           (481)           18,248
  1999                               18,208          1,596            19,804
  2000                               17,092          2,762            19,854
  2001 and thereafter               240,823         58,563           299,386
                                   --------        -------          --------

  Total                            $314,626        $61,458          $376,084
                                   ========        =======          ========

Present value of future
  cash flow                        $133,024        $18,056          $151,080

     Estimated future net cash flow represents future cash inflows generated by the sale of the proved reserves at year-end prices less estimated production and future development cost. For production from wells under fixed priced gas purchase contracts, the gas price used is the contractual gas price for the term of the contract. The average gas price used is $3.48 per MCF and the average oil price used is $22.11 per barrel. Production costs are based on those in effect at December 31, 1996. The estimated future net cash flow is based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. No assurance of levels of gas and oil prices and costs can be given nor can assurance be given that proved reserves will be developed within the periods indicated. Present value is calculated by discounting estimated future net revenue by 10 percent.

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

                                                  Year Ended December 31,
                                                ---------------------------
                                                1996       1995       1994
                                                ----       ----       ----
                                                      (In thousands)

Future cash inflows                         $555,224   $344,066   $275,745
Future production and development costs     (179,140)  (137,973)  (108,241)
Future income tax expense                    (99,552)   (52,524)   (42,915)
                                            --------   --------   --------

   Future net cash flows                     276,532    153,569    124,589

10% annual discount for estimated timing
  of cash flows                             (165,846)   (90,378)   (77,184)
                                            --------   --------   --------
   Standardized measure of discounted
     future net cash flows                  $110,686   $ 63,191   $ 47,405
                                            ========   ========   ========

     Approximately 92 percent of the Company's reserves are natural gas reserves, the price for which has been very volatile since year-end 1996. The following table summarizes the principal sources of change in the standardized measure of discounted future cash flows:

                                                  Year Ended December 31,
                                                ---------------------------
                                                1996       1995       1994
                                                ----       ----       ----
                                                      (In thousands)

Sales and transfers of gas and oil
  produced, net of production costs         ($14,542)   ($8,442)   ($8,706)
Net changes in prices, production and
  development costs, and quality
  estimates                                  175,862     41,458     26,825
Addition of proved undeveloped reserves       22,459     11,049     16,039
Sales of reserves in place                       (21)        --         --
Change in participation by area of
  mutual interest partner                     (3,847)        --         --
Development costs incurred during the
  period                                      (9,920)    (5,476)    (9,578)
Accretion of discount                          9,038      7,718      6,540
Net change in income taxes                   (47,028)    (9,609)    (9,041)
Other, including changes in the discount
  other than due to accretion                (84,506)   (20,912)   (18,329)
                                             -------    -------    -------
                                             $47,495    $15,786    $ 3,750
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



Item 9.   Changes In and Disagreements With Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
     Incorporated by reference from the Company's Proxy Statement to be filed not later than 120 days after the Company's 1996 fiscal year end.

Item 11.  Executive Compensation
          ----------------------
     Incorporated by reference from the Company's Proxy Statement to be filed not later than 120 days after the Company's 1996 fiscal year end. The Report of the Compensation Committee of the Board of Directors is not incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
     Incorporated by reference from the Company's Proxy Statement to be filed not later than 120 days after the Company's 1996 fiscal year end.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
     Incorporated by reference from the Company's Proxy Statement to be filed not later than 120 days after the Company's 1996 fiscal year end.

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K
          --------------------------------
(a) 1. and 2.  Financial Statements
               --------------------

Financial Statements included in this report:

     Alamco, Inc., a Delaware corporation
          Independent Auditor's Report
          Consolidated Statement of Income for the
               Years Ended December 31, 1996, 1995 and 1994
          Consolidated Balance Sheet as of December 31, 1996 and 1995 Consolidated Statement of Changes in Stockholders' Equity for the
               Years Ended December 31, 1996, 1995 and 1994
          Consolidated Statement of Cash Flows for the
               Years Ended December 31, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements

(b) The following report on Form 8-K was filed during the quarter ended December 31, 1996.

     (1) Form 8-K dated December 20, 1996, pursuant to which the Company reported in Item 5 of Form 8-K that it had restated results of operations for the nine months ended September 30, 1996 and the four years ended December 1992, 1993, 1994 and 1995 to reflect non-cash adjustments in the Company's accounting for nonqualified stock options as a result of the employee tax reimbursement feature included in the option arrangements.


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

Dated:  February 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           Date               Signature and Title
                           ----               -------------------
                                               /s/ John L. Schwager
          February 27, 1997                   --------------------------
                                               John L. Schwager
                                               President, Chief Executive
                                               Officer, Principal Executive
                                               Officer,
                                               Principal Financial Officer and
                                               Director


          February 27, 1997                    /s/ Robert S. Maust
                                               --------------------------
                                               Robert S. Maust
                                               Director


          February 27, 1997                    /s/ Richard R. Hoffman
                                               --------------------------
                                               Richard R. Hoffman
                                               Executive Vice President, Chief
                                               Operating Officer and Director


          February 27, 1997                     /s/ Stephen L. Barr
                                               --------------------------
                                               Stephen L. Barr
                                               Director


          February 27, 1997                     /s/ James H. Weber
                                               --------------------------
                                               James H. Weber
                                               Director



                                               /s/ Thomas M. Levine
          February 27, 1997                    --------------------------
                                               Thomas M. Levine
                                               Director


                    INDEX TO EXHIBITS

The following exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated herein by reference:




Exhibit                                            Prior Filing or Subsequential
  No.            Description                        Page No. Herein

3.1     Articles of Incorporation, as amended          Exhibit 3.1 to Annual Report
                                                       on Form 10-K,
                                                       for Year Ended December 31,
                                                       1995*

3.2     By-laws, as amended                             Exhibit 3.2 to Annual Report
                                                        on Form 10-K, for Year Ended
                                                        December 31, 1995*


4.1    Form of Rights Agreement dated as of November     Exhibit 4.1 to Current Report on Form 8-K
       30, 1994 between Alamco, Inc. and Chemical        dated November 30, 1994*
       Bank


4.2    Certificate of Designations, Preferences and      Exhibit 4.2 to Current Report on Form 8-K
       Rights of Series A Preferred Stock of Alamco,     dated November 30, 1994*
       Inc.


10.1    Master Gas Purchase Contract between the          Exhibit 10.1 to Annual Report on Form 10-K,
        Company and Hope Gas, Inc. dated November 1,      for Year Ended December 31, 1995*
        1995


10.2    Marketing Agreement between the Company and       Exhibit 10.2 to Quarterly Report on Form 10-
        Phoenix-Alamco Ventures, a West Virginia          Q for Quarter ended September 30, 1993*
        limited liability company dated October 28,
        1993


10.3    Letter Agreement between the Company and CNG      Exhibit 10.8 to Annual Report on Form 10-K
        Transmission Corporation dated March 23, 1993     for Year Ended December 31, 1993*


10.4    Stock Option Agreement dated December 13, 1990    Exhibit A to Exhibit 10.4 to Annual Report
        between the Company and John L. Schwager          on Form 10-K, for Year Ended December 31,
                                                          1990* (1)


10.5    Amendment No. 1 dated April 15, 1992 to Stock     Exhibit 4.5 to Registration Statement on
        Option Agreement referred to in Exhibit 10.6      Form S-8 filed May 22, 1992 at Registration
                                                           No. 33-47194* (1)

10.6    Stock Option Agreement dated November 11, 1993    Exhibit 4.3 to Registration Statement on
        between the Company and John L. Schwager          Form S-8 filed February 18, 1994 at
                                                          Registration No. 33-75500* (1)


10.7    Nonstatutory Stock Option Agreement dated         Exhibit 4.3 to Registration Statement on
        November 1, 1994 between the Company and John     Form S-8 filed November 16, 1994 at
        L. Schwager                                       Registration No. 33-86452* (1)


10.8    Employment Agreement between the Company and      Exhibit 10.15 to Annual Report on Form 10-K
        John L. Schwager dated January 1, 1995            for Year Ended December 31, 1994* (1)


10.9    Stock Option Agreement dated November 11, 1993    Exhibit 4.4 to Registration Statement on
        between the Company and Richard R. Hoffman        Form S-8 filed February 18, 1994 at
                                                          Registration No. 33-75500* (1)


10.10   Employment Agreement between the Company and      Exhibit 10.19 to Annual Report on Form 10-K,
        Richard R. Hoffman dated January 1, 1995          for Year Ended December 31, 1994* (1)


10.11   Third Amendment, effective January 15, 1997,      Filed herewith (1)
        to Employment Agreement between the Company
        and Richard R. Hoffman dated January 1, 1995


10.12   Employment Agreement between the Company and      Exhibit 10.23 to Annual Report on Form 10-K,
        Bridget D. Furbee dated January 1, 1995           for Year Ended December 31, 1994* (1)


10.13   Third Amendment, effective January 15, 1997,      Filed herewith (1)
        to Employment Agreement between the Company
        and Bridget D. Furbee dated January 1, 1995


10.14   Restructuring Agreement with McJunkin             Exhibit 28.03 to Report on Form 8-K dated
        Corporation                                       November 21, 1988*


10.15   Amended & Restated Credit Agreement among         Exhibit 10.15 to Annual Report on Form 10-K,
        Alamco, Inc., Alamco-Delaware, Inc. and Bank      for Year Ended December 31, 1995*
        One, Texas, N.A. dated October 1, 1995


10.16   Alamco, Inc. 1982 Employees' Stock Option Plan    Exhibit 4.1 to Registration Statement on
                                                          Form S-8 filed October 9, 1987 at
                                                          Registration No. 33-17841* (1)

10.17   Alamco, Inc. 1982 Outside Directors Stock         Exhibit 4.2 to Registration Statement on
        Option Plan                                       Form S-8 filed October 9, 1987 at
                                                          Registration No. 33-17841* (1)

10.18   Form of Nonstatutory Stock Option Agreement       Exhibit 4.3 to Registration Statement on
        dated March 8, 1991, as amended by Amendment      Form S-8 filed May 22, 1992 at Registration
        No. 1 dated April 15, 1992 (for options           No. 33-47192* (1)
        granted to Richard R. Hoffman)


10.19   Alamco, Inc. 1992 Employees' Stock Option Plan    Exhibit 4.3 to Registration Statement on
                                                          Form S-8 filed May 22, 1992 at Registration
                                                          No. 33-47193* (1)


10.20   Alamco, Inc. 1992 Equity Compensation Plan for    Exhibit 4.3 to Registration Statement on
        Outside Directors                                 Form S-8 filed
                                                          May 22, 1992 at Registration No. 33-47195*(1)

10.21   The First National Bank of Morgantown, N.A.       Exhibit 10.19 to Annual Report on Form 10-K,
        401(k) Trust Agreement                            for Year Ended December 31, 1992* (1)

10.22   Alamco, Inc. Savings and Protection Plan,         Exhibit 10.20 to Annual Report on Form 10-K,
        effective as of October 1, 1987, as amended       for Year Ended December 31, 1992* (1)
        and restated as of January 1, 1991

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


10.26   Fourth Amendment to the Alamco, Inc. Savings      Filed herewith (1)
        and Protection Plan effective January 1, 1996


10.27   Form of Indemnification Agreement (for            Exhibit 10.25 to Registration Statement on
        directors/officers to which John L. Schwager,     Form S-2 filed on June 10, 1993 at
        Richard R. Hoffman, Stephen L. Barr, James B.     Registration No. 33-64234*
        Gehr, Robert S. Maust, Thomas M. Levine and
        James H. Weber are parties)

10.28   Form of Indemnification Agreement (for            Exhibit 10.26 to Registration Statement on
        officers only to which Bridget D. Furbee is a     Form S-2 filed on June 10, 1993 at
        party)                                            Registration No. 33-64234*



10.29   Alamco, Inc. Directors Deferred Income Plan       Exhibit 10.28 to Annual Report on Form 10-K,
        effective June 15, 1995                           for Year Ended December 31, 1995*(1)


10.30   Master Gas Purchase Contract between the          Exhibit 10.1 to Quarterly Report on Form 10-
        Company and Hope Gas, Inc. dated April 4, 1996    Q for Quarter ended March 31, 1996


10.31   Alamco, Inc. 1996 Stock Option Plan for Non-      Exhibit 4.4 to Registration Statement on
        Employee Directors                                Form S-8 filed on June 21, 1996 at
                                                          Registration No. 33-36539*(1)

10.32   Form of Stock Option Agreement dated July 15,     Exhibit 4.3 to Registration Statement on
        1996 between Alamco, Inc. and the following       Form S-8 filed on June 21, 1996 at
        directors:  Stephen L. Barr; Thomas M. Levine;    Registration No. 33-36539*(1)
        Robert S. Maust and James H. Weber

10.33   Form of Incentive Stock Option Agreement dated    Filed herewith(1)
        November 8, 1996 (for options granted to
        Bridget D. Furbee, Marty L. Perri, Carl F.
        Starr and R. Mark Hackett)


21.1    Subsidiaries of the Company:
        HAWG Hauling & Disposal, Inc., a
          West Virginia corporation
        Alamco-Delaware, Inc., a
          Delaware corporation
        Phoenix-Alamco Ventures, a
          West Virginia limited liability

23.1    Independent Auditors Consent dated February       Filed herewith
        21, 1997

23.2    Independent Petroleum Engineers Consent dated     Filed herewith
        February 19, 1997

27.1    Financial Data Schedule                           Filed herewith

Note (1):   Indicates management contracts and compensation plans.
