Form 10-K405/A
period 1996-12-31
ALAMCO INC
filed 1997-04-18
CIK 355115

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

               --------------------------------------------------

      The purpose of this Amendment No. 1 on Form 10-K/A of Alamco, Inc. for the year ended December 31, 1996, is to include Item Numbers 10, 11 and 12 of Part III in the Form 10-K/A. This information was expected to be filed with the Registrant's definitive Proxy Statement and incorporated by reference as stated in the 10-K. However, due to a delay in the Registrant's Annual Meeting, the information is being filed herewith.


                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information regarding the Directors of the Company is set forth below:

                            DIRECTORS OF THE COMPANY

                                                                                        Shares of
                                                                                      Common Stock
                                                                                   Beneficially Owned           Percent of
                  Name and                             Director       Term Ex-       (As of March 1,        Common Stock (as of
           Principal Occupation<1>            Age        Since         piration           1997)               March 1, 1997)

  James H. Weber                               63        1993           1997                6,373                    *
    Business and Financial
    Consultant and Former
    Executive Partner for
    Coopers & Lybrand<2>

  Richard R. Hoffman                           46        1988           1997              141,429<3>                3%
    Executive Vice President
    and Chief Operating
    Officer of the
    Company

  Robert S. Maust                              59        1987           1998               25,414<4><5>              *
    Chairperson,
    Dept. of Accounting,
    College of Business and
    Economics,
    West Virginia University

  Thomas M. Levine                             47        1995           1998                2,290                    *
    Executive Vice President,
    Fostin Capital Corp.
    (a venture capital
    investment management
    company)<6>

  Stephen L. Barr                              45        1989           1999               11,250<4>                 *
    Managing Director,
    Chase Securities, Inc.

  John L. Schwager                             48        1986           1999              126,476<7>               2.7%
    Chief Executive Officer
    and President of the
    Company
</End Table>

      *    Denotes less than 1% ownership interest.

------------------

    <F1>  Except as otherwise indicated, each nominee and director has held the principal occupation listed by his name during the last five years.

    <F2>  Mr. Weber, elected as a Director in December 1993, retired from
          Coopers & Lybrand accounting firm in 1993 as Executive Partner, and has been serving as a business and financial consultant since then.

    <F3>  The number of shares of common stock, par value $.10 per share, of the Company ("Common Stock") beneficially owned by Mr. Hoffman in-cludes 135,000 shares which he has the right to acquire upon the exercise of currently exercisable stock options and 2,929 shares that have been allocated to his account under the Alamco, Inc.
          Savings and Protection Plan.

    <F4>  Shares beneficially owned by Messrs. Maust and Barr include 2,000 shares and 1,200 shares, respectively, which each such director has the right to acquire upon the exercise of stock options under the Alamco, Inc. 1982 Outside Directors' Stock Option Plan. The per share average exercise price of such options held by Messrs. Maust and Barr are $3.325 and $3.667, respectively. Such options have expiration dates ranging from November 7, 1997 to November 7, 2001.
          See "DIRECTORS OF THE COMPANY - DIRECTOR'S COMPENSATION-STOCK OP-
          TIONS".

    <F5>  The shares beneficially owned by Mr. Maust include 1,200 shares held as joint tenant with his wife, 100 shares held in trust with Mr. Maust as the trustee and as to which Mr. Maust has sole voting control, and 1,000 shares held in trust for Mr. Maust's son, as to which Mr. Maust has sole voting control.

    <F6>  Mr. Levine has held this position since 1982.  He also serves as general partner of several venture capital partnerships of which
          Fostin is the managing general partner.   Mr. Levine was elected to
          the Board on March 23, 1995 and is also a member of the Board of
          Directors of DMI Furniture, Inc., a public company.

    <F7>  The number of shares of Common Stock beneficially owned by Mr.
          Schwager includes 40,000 shares which he has the right to acquire upon the exercise of currently exercisable stock options, 120 shares held jointly with his wife, 41,100 shares held by his wife, which ownership Mr. Schwager disclaims, and 4,605 shares that have been allocated to his account under the Alamco, Inc. Savings and Protection Plan.

          There are no family relationships among the directors and executive officers of the Company.

EXECUTIVE OFFICERS

    Incorporated by reference from Part I of the Company's Annual Report on Form
10-K for the year ended December 31, 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock
Exchange. Officers, directors and holders of more than 10% of the Common Stock are required by regulations promulgated by the Commission pursuant to the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, the Company believes that since January 1, 1996, all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were met.


Item 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Chief
Executive Officer ("CEO") of the Company and the other executive officer of the Company whose total salary and bonus exceeded $100,000 in 1996.

                           SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION

                                                                                                      Long-Term
                                                                                    Other            Compensation           All
           Name and                                                                Annual               Awards             Other
           Principal                          Salary             Bonus          Compensation                            Compensation
                                                                                                    Securities
           Position              Year          ($)                ($)                ($)            Underlying              ($)
                                                                                                    Options (#)


  John L. Schwager               1996       188,500<1>         90,000<2>         296,740<3>                               6,745<4>
   President and                 1995       168,500            194,999<5>         47,755<6>                               6,259<4>
   Chief Executive Officer       1994       146,000            30,000<7>          31,250<8>            7,900<9>           6,123<4>

  Richard R. Hoffman
   Executive Vice                1996      113,500<10>         35,000<11>        18,000<12>                              6,568<13>
   President and                 1995      107,500             50,000<11>        16,500<12>                              5,699<13>
   Chief Operating Officer       1994       90,000             20,000<11>        16,000<12>                               4,989<13>

-----------------------

<F1>   Under the Schwager Employment Agreement (as hereinafter defined) the
       Company paid Mr. Schwager a minimum base salary of $188,500 for 1996, as well as certain Company-provided benefits. See "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS".

<F2>   During 1996, Mr. Schwager was paid a bonus on each of May 31, June 30 and
       August 31 of $30,000 each, triggered by the market price of the Company's Common Stock averaging $9.00 per share, $10.00 per share and $11.00 per
       share, respectively, over a 60 consecutive trading day period.   See
       "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS".

<F3>   Mr. Schwager received $12,000 in annual retainer fees, $15,000 in chair-
       man fees and $6,000 in meeting fees as a Director. Additionally, upon the exercise of stock options under Stock Option Agreements dated December 13, 1990, and November 10, 1993, he was paid $263,740 in July 1996 as additional compensation for reimbursement of increased income taxes based on the amount by which the tax liability of the Company was reduced.

<F4>   In 1996, the Company contributed $2,612 in cash and 367 shares of Common
       Stock, including reallocated forfeitures to the Alamco, Inc. Savings and Protection Plan (the "401(k) Plan") on Mr. Schwager's behalf. In 1995,

       $2,494 in cash and 471 shares of Common Stock were contributed by the Company. The 1994 amount includes contributions made by the Company, as well as reallocated forfeitures, under the 401(k) Plan of $2,495 in cash and 539 shares of Common Stock.

<F5>   Bonus related to the Columbia Gas Transmission Corporation litigation settlement of $100,000 in cash and 4,179 shares of Common Stock as of the date of the award ($34,999). Additionally, on October 31, 1995, and July 31, 1995, Mr. Schwager was granted bonuses of $30,000 each, triggered by the market price of the Company's Common Stock averaging $8.00 per share and $7.00 per share, respectively, over a 60 consecutive trading day period. SEE "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS".

<F6>   Represents Director's fees which were paid as follows:  $12,000 annual retainer, $15,000 chairman fees and $4,500 meeting fees. The Company paid $16,255 to Mr. Schwager as additional compensation in November, 1995 upon his exercise of certain stock options under the terms of the Stock Option Agreement dated November 1, 1994, as reimbursement for increased income taxes based on the amount by which the tax liability of the Company was reduced.

<F7>   Mr. Schwager received a $30,000 bonus for the Company's 1994 performance,
       $15,000 of which was paid on October 15, 1995, $7,600 of which was paid on January 15, 1995, and $7,400 of which was paid on December 31, 1994.

<F8>   Represents Director's fees which were paid as follows:  $12,000 annual retainer; $15,000 chairman fees; and $4,250 meeting fees.

<F9>   These options were non-qualified stock options which replaced incentive stock options with the same number of shares and the same material terms.

<F10>  In 1996, the Hoffman Employment Agreement (as hereinafter defined)
       provided for Mr. Hoffman to be paid a base salary of $113,500 and certain other Company-provided cash benefits. See "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS".

<F11>  Mr. Hoffman received a $35,000 bonus for the Company's 1996 performance which was paid on January 14, 1997. On January 31, 1996, he received a $50,000 bonus for his 1995 performance. His $20,000 bonus for 1994's performance was paid one-half on January 15, 1995 and one half on October 15, 1995. See "EXECUTIVE COMPENSATION - REPORT OF THE COMPENSATION COMMITTEE".

<F12>  Mr. Hoffman was paid $12,000 as an annual retainer fee for each of 1996,
       1995 and 1994, and $6,000, $4,500 and $4,000 in meeting fees for each of those years, respectively, for serving as a Director.

<F13>  In 1996, the Company contributed $2,612 in cash and 351 shares of Common
       Stock, including reallocated forfeitures to the 401(k) Plan on Mr. Hoffman's behalf. The 1995 amount includes $2,494 in cash and 400 shares of Common Stock contributed by the Company as well as reallocated forfei-tures under the 401(k) Plan. The 1994 amount includes $2,329 in cash and 395 shares of Common Stock contributed by the Company.


</END TABLE>

    The Company has no long-term incentive compensation plan involving the award of restricted stock or options that are subject to performance-based conditions.


OPTION GRANTS TABLE

          The Company did not grant any stock options to the executive officers, nor did it grant any stock appreciation rights, in 1996.


OPTION EXERCISES AND YEAR-END VALUE TABLE

          The following table sets forth information concerning the exercise of stock options during 1996 by the Company's CEO and the other named executive officer of the Company, and the year-end value of unexercised options held by these persons.


                    OPTION EXERCISES AND YEAR-END VALUE TABLE

          AGGREGATED OPTION EXERCISES IN 1996 AND VALUES FOR 1996 YEAR-END

                                                                                                             Value of
                                                                                  Number of                 Unexercised
                                                                                 Unexercised               In-the-Money
                                                                                 Options at                 Options at
                                                                                 FY-End (#)                 FY-End ($)

                                      Shares                                       Shares                     Shares
                                     Acquired                                   Exercisable/               Exercisable/
              Name                On Exercise (#)     Value Realized ($)        Unexercisable            Unexercisable<1>
  John L. Schwager                    110,000              $705,000               40,000/0                  $180,000/$0

  Richard R. Hoffman                        0                                     135,000/0                 $739,875/$0

</END TABLE>
-----------------------

<F1>   For all unexercised options held as of December 31, 1996, the aggregate dollar value represents the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. On December 31, 1996, the closing price of the Common Stock was $11.25 per share. All options were exercisable on December 31, 1996.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There are no Compensation Committee interlocks nor insider participation in compensation decisions.


EMPLOYMENT AGREEMENTS

     Effective January 1, 1995, the Compensation Committee recommended, and the entire Board approved, a revised Employment Agreement between Mr. Schwager and the Company providing for Mr. Schwager's employment as President and Chief
Executive Officer (the "Schwager Employment Agreement").  In accordance with the
Agreement, Mr. Schwager was paid an annual base salary of $188,500 for 1996, plus director and chairman fees and other perquisites. The Company also paid incentive cash bonuses under the Schwager Employment Agreement of $30,000 each on May 31, 1996, June 30, 1996 and August 31, 1996, for the Company's Common
Stock prices equalling $9.00, $10.00 and $11.00 per share, respectively, for a 60-day period. Effective January 1, 1997, Mr. Schwager will continue to receive an annual base salary of $188,500, plus the director and chairman fees set forth above, along with any incentive cash bonuses, as determined by the Compensation
Committee of the Board.

     Additionally, the Schwager Employment Agreement provides Mr. Schwager, in the event of a discharge without cause or his resignation for good reason (which includes, among others, a "change of control" or a significant asset sale), payment for accrued obligations, payment equal to three times the highest annual rate of base salary in effect during the past 24 months, insurance coverage for three years, or two times the cash equivalence of such coverage for a three year period, and full vesting and exercisability of all existing stock options. In the event of a discharge for cause or Mr. Schwager's resignation without good reason, none of the aforementioned benefits are available, except payment of accrued obligations by the Company. If the Company fails to agree to extend the term of Mr. Schwager's employment as provided in the Agreement, Mr. Schwager will be entitled to severance pay (in addition to such other benefits as may be payable to him) equal to two times the highest annual rate of base salary paid to him during the preceding 24 months. The Schwager Employment Agreement also provides for payment of Mr. Schwager's base salary for 8 months, reduced by any disability benefits, in the case of disability.

     Unless otherwise agreed to by the Board, the Schwager Employment Agreement prohibits Mr. Schwager from engaging in any business competitive with the Company's oil and gas business from the date of his termination with the Company for a period of one year.

     The Company and Richard R. Hoffman entered into a revised employment agreement on January 1, 1995 providing for Mr. Hoffman's employment as Chief
Operating Officer (the "Hoffman Employment Agreement").  Under the Hoffman
Employment Agreement, Mr. Hoffman's base salary was set at $113,500 for 1996, plus the same annual retainer and meeting fees as those paid to outside
Directors, or $18,000 for 1996. Effective January 1, 1997, Mr. Hoffman will receive an annual base salary of $124,500, plus certain perquisites and director fees. Additionally, under the Hoffman Employment Agreement, Mr. Hoffman is entitled to an amount equal to $24,750 plus one and one-half times his annual base salary in effect at that time in the event Mr. Hoffman's employment is terminated without cause, or he is reassigned to a position which is not of comparable executive status, or in the event of a "change in control" of the Company and Mr. Hoffman chooses to terminate his employment with the Company.
If the Company fails to agree to extend the term of Mr. Hoffman's employment as provided in the Agreement, Mr. Hoffman will be entitled to severance pay (in addition to such other benefits as may be payable to him) equal to $24,750 plus one and one-half times the highest annual salary as in effect at the term's expiration. Unless the Board otherwise provides, the Hoffman Employment
Agreement prohibits Mr. Hoffman from engaging in any business competitive with the Company's oil and gas business from the date of his termination with the Company for one year.

DIRECTORS' COMPENSATION

       STANDARD ARRANGEMENTS. During 1996, all Directors were entitled to receive an annual fee of $12,000 (the "Annual Retainer"), a fee of $750 per Board or Committee meeting attended ($375 if attended via telephonic confer-ence), as well as reimbursement for all expenses incurred in connection with Company business. Mr. Maust received an additional annual fee of $1,500 as Chairman of the Audit Committee and Mr. Weber received an additional annual fee of $1,500 as Chairman of the Compensation Committee. Mr. Schwager received an additional annual fee of $15,000 as Chairman of the Board. See "EXECUTIVE
COMPENSATION - EMPLOYMENT AGREEMENTS".

       OTHER ARRANGEMENTS.

        ALAMCO, INC. 1992 EQUITY COMPENSATION PLAN FOR OUTSIDE DIRECTORS
                            (THE "1992 EQUITY PLAN")

       The 1992 Equity Plan became effective on March 20, 1992, after stock-holder approval was received on May 8, 1992. The 1992 Equity Plan provides that up to 75,000 shares of Common Stock may be issued thereunder. At December 31, 1996, the number of shares available for issuance was 51,448 shares. Under the 1992 Equity Plan, each non-employee director ("Outside Director") automatically receives fifty percent (50%) of his Annual Retainer (exclusive of fees for attending meetings of the Board or any Committee thereof) in the form of Common

Stock. Additionally, each Outside Director may elect to receive any or all of the remaining cash balance of his Annual Retainer in the form of Common Stock, provided that he notifies the Secretary of the Company in writing of such election on or before the last day of December of the prior year. Mr. Maust elected to receive sixty-five percent (65%) of his total Annual Retainer in Common Stock paid on July 1, 1996.

       The total number of shares of Common Stock issued to an Outside Director pursuant to the 1992 Equity Plan is determined by dividing the dollar amount of the Outside Director's Annual Retainer that is to be paid in Common Stock by the
"Fair Market Value" of a share of Common Stock.  For the purposes of the 1992
Equity Plan, Fair Market Value means the closing price of the Common Stock as reported on the American Stock Exchange on July 1 (or if not a trading day the next preceding day on which there was a sale of Common Stock) for the Annual
Term for which the Annual Retainer is due and payable.  "Annual Term" means the period of time from the date of an Annual Meeting of the Company's Stockholders in one year to the day before the date of the Annual Meeting of the Company's
Stockholders in the following year.  Fractional shares of Common Stock will not be issued.  Cash equal to the Fair Market Value of such fractional share will be
paid in lieu thereof.   The shares of Common Stock issuable to an Outside
Director pursuant to the 1992 Equity Plan will be issued and any remaining cash portion of the Annual Retainer will be paid to such Outside Director on July 1 of each year, or if not a business day, the next succeeding business day.

       An Outside Director who is elected at an Annual Meeting of Stockholders of the Company to serve on the Board of Directors for the first time will receive fifty percent of his Annual Retainer in the form of Common Stock and the remaining fifty percent in cash.

ALAMCO, INC. DIRECTORS' DEFERRED INCOME PLAN
(THE "DEFERRAL PLAN")

       Effective June 15, 1995, the Board of Directors approved the Deferral
Plan which permits any member of the Board who receives an Annual Retainer to elect to defer in increments of one percent (1%) or multiples of one thousand dollars ($1,000), cash remuneration to be received for his services. Deferral elections are to be made prior to the first day of an Annual Term and will continue until the Director notifies the Company to change or suspend future deferrals.

       Compensation deferred under the Deferral Plan is allocated to a bookkeeping account established for the Director and maintained by the Company.
Deemed investment income, at a rate of interest equal to the Company's current rate paid for unsecured bank debt, is allocated to such account monthly.

       The Deferral Plan requires distributions to be made within sixty (60) days after the occurrence of the earlier of the termination of the Director's services due to resignation, retirement, disability, death or other reason, or the date on which a "change in control" occurs. Under certain conditions, the Board may approve an earlier date provided there are no negative tax consequences to the Company. If a distribution is made due to death, a lump sum of the Director's account balance will be paid in cash. If a distribution is made other than by reason of death, the Director may elect to receive a lump sum, or installment payments over 5, 10, or 15 years, payable in substantially equal quarterly or annual payments.

       The Deferral Plan is intended to be an unfunded Plan for purposes of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income
Security Act of 1974, as amended. Any investments which the Company determines to make with the assets in the deferral compensation accounts shall remain assets of the Company and shall be subject to the general creditors of the Company until distributed. Contributions and deemed investment income credited to Directors under the Deferral Plan are not taxable to the participant until distributed. Participants have the status of general unsecured creditors of the Company until benefits are distributed.

       Mr. Weber elected to defer $9,000 of compensation earned for the Annual
Term beginning July 1, 1996, with distribution to be made July 15, 2003.

       STOCK OPTIONS.

       With the exceptions of Mr. Weber and Mr. Levine, each of the existing
Outside Directors has the right to acquire shares of Common Stock upon the exercise of stock options under the Alamco, Inc. 1982 Outside Directors' Stock
Option Plan. While no further options are available for grant, existing options have expiration dates ranging from November 7, 1997 to November 7, 2001.

THE ALAMCO, INC. 1996 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS
("THE 1996 STOCK OPTION PLAN")

       On March 18, 1996, the Board of Directors of the Company adopted the 1996
Stock Option Plan, reserving 170,000 shares of the Company's Common Stock for issuance upon the exercise of options granted under the Plan. After approval on May 10, 1996 by the stockholders of the Company, the 1996 Stock Option Plan became effective on July 1, 1996.

       Under the 1996 Stock Option Plan, administered by the Company's Board of
Directors, members of the Board who were not, and who had not within the preceding year been, an employee of the Company, were each granted options to purchase 17,000 shares of Common Stock. Such options were granted to Messrs.
Barr, Levine, Maust and Weber on July 1, 1996, at an exercise price of $11.625 per share (the fair market value of the Common Stock on the date of grant) with the following exercise dates:

          1.  Up to 5,000 shares exercisable on or after July 1, 1997;

          2.  Up to 8,000 shares exercisable on or after July 1, 1998;

          3.  Up to 11,000 shares exercisable on or after July 1, 1999;

          4.  Up to 14,000 shares exercisable on or after July 1, 2000; and

          5.  Up to 17,000 shares exercisable on or after July 1, 2001.

       All options expire on July 30, 2006. However, each option shall become immediately exercisable upon a "change in control" (as defined in the 1996 Stock
Option Plan).

       The 1996 Stock Option Plan provides for each newly elected Outside
Director to be granted an option to purchase 17,000 shares of the Company's
Common Stock. Thereafter, on the 5th year anniversary of the date of the grant, each eligible director will be granted an option to purchase an additional
17,000 shares of Common Stock so long as he is continuing in office. All options are non-statutory, with the exercise price set at 100 percent of the fair market value of the Company's Common Stock on the date of grant, or the next preceding date if there are no trades on that date.

       The option price may be paid in cash or by the delivery of shares of Common Stock acquired by the Director more than six months prior to the option exercise date. A Director will not recognize any taxable income upon receipt of an option. He will, however, subject to limited exceptions, recognize compensation income on the date of exercise in the amount by which the fair market value of the shares on the date of exercise exceeds the exercise price.
The Company is entitled to a tax deduction at the time an option is exercised in an amount equal to the amount of ordinary income recognized by the Director.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SECURITY OWNERSHIP OF MANAGEMENT

       As a group, the directors and executive officers of the Company
(10 persons) beneficially owned 335,194 shares of Common Stock or a total of 7 percent of the outstanding voting securities of the Company as of March 1, 1997, excluding those disclaimed by members of the group. Such ownership includes 235,672 shares that the directors and officers have the right to acquire, within sixty days of March 1, 1997, upon the exercise of stock options.

       In addition to Messrs. Schwager and Hoffman, other officers in this group include Ms. Bridget D. Furbee, Mr. R. Mark Hackett, Mr. Marty L. Perri and Mr.
Carl F. Starr.  Ms. Furbee was elected Vice President, Administration and Legal
Affairs in May 1994.  Prior to that, Ms. Furbee served as Gas Marketing/Office
Administration Manager and later as Manager, Gas Marketing and Legal Affairs.
R. Mark Hackett has been Vice President of Engineering since January 1, 1997.
Mr. Hackett served as Engineering Manager from March 1992 through December
1996.   Marty L. Perri has been Vice President of Land since January 1, 1997.
Mr. Perri served as Land Manager from April 1982 through December 1996.  Carl F.
Starr has been Vice President of Production since January 1, 1997.  Mr. Starr was named Production Manager in February 1995 and since January 1989 was
Superintendent of Production.

       For information regarding security ownership of the CEO and the other named executive officer, as well as individual directors, see ITEM 10.
"DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT".

PRINCIPAL STOCKHOLDERS

       To the knowledge of the Company, Fleet Financial Group Inc., FMR
Corporation, The Guardian Life Insurance Company of America, Ingalls & Snyder
LLC and Wellington Management Company, LLP, are the only entities which owned of record or beneficially more than five percent (5%) of the outstanding Common
Stock as of the Record Date. The following table indicates the beneficial ownership of each such entity based on their respective Schedule 13G filings as of the dates noted therein.





                                                                         Amount and            Percent of
                                                                          Nature of               Class
     Title of                  Name and Address of                       Beneficial              (As of
       Class                     Beneficial Owner                        Ownership              03/01/97)

      Common       Fleet Financial Group, Inc.                           427,083 shares<1>        9.0%
       Stock       One Federal Street
                   Boston, MA   02211

      Common       FMR Corp.                                             465,300 shares<2>        9.8%
       Stock       and certain of its affiliates
                   82 Devonshire Street
                   Boston, MA  02109

      Common       The Guardian Life Insurance Company of                437,800 shares<3>        9.2%
       Stock       America and certain of its affiliates
                   201 Park Avenue, South
                   New York, NY   10003

      Common       Ingalls & Snyder LLC                                  315,200 shares<4>        6.6%
       Stock       61 Broadway
                   New York, NY   10006

      Common       Wellington Management Company, LLP                    297,000 shares<5>        6.2%
       Stock       75 State Street
                   Boston, MA   02109

</END TABLE>
-------------------------

       <F1>   As per its 13G filing as of February 13, 1997, Fleet Financial
              Group, Inc. has sole dispositive power over all shares, but sole voting power over only 364,183 shares.

       <F2>   In accordance with its 13G filing as of January 10, 1996, as amended February 14, 1997, FMR Corporation has sole dispositive power over shares. Voting of the shares by Fidelity Low Priced
              Stock Fund is done in accordance with guidelines established by the Fund's Board of Trustees.

       <F3>   As per its 13G filing as of February 14, 1997, The Guardian Life
              Insurance Company has sole voting and dispositive power over 325,000 shares and shares voting and dispositive power with two of its affiliates.

       <F4>   According to the 13G filing of Ingalls & Snyder as of January 16,
              1997, it has sole disposition power over all shares; however, it has sole voting power over only 10,000 shares.

       <F5>   In accordance with the 13G filing of Wellington Management Company as of January 24, 1997, the Company has shared dispositive power over all shares and shared voting power over 239,000 shares.


Item 14.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit No.          Description                    Filing
----------           -----------                    ------


  10.34        First Amendment to Amended and      Filed herewith
               Restated Credit Agreement among
               Alamco, Inc., Alamco-Delaware, Inc.
               and Bank One, Texas, National
               Association effective as of
               February 1, 1997



Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf of the undersigned, thereunto duly authorized.

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

Dated:  April 18, 1997



     Exhibit                                                                Prior Filing or Subsequential
       No.                          Description                                    Page No. Herein

     10.34        First Amendment to Amended and Restated Credit    Filed herewith
                  Agreement among Alamco, Inc., Alamco-Delaware,
                  Inc. and Bank One, Texas, National Association
                  effective as of February 1, 1997
