Form 10-Q
period 1997-03-31
ALAMCO INC
filed 1997-05-13
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1997

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

                                Yes   X      No
                                    ------      ------

      The number of shares outstanding of each of the registrant's classes of common stock as of May 1, 1997, is set forth below:

            Class of Stock                    Number of Shares Outstanding

     Common Stock, $.10 par value                       4,774,031


                         PART I.  Financial Information                  Pages

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income  . . . . . . . . .    3
         for the three months ended March 31, 1997 and 1996

         Condensed Consolidated Balance Sheets as of  . . . . . . . . .  4-5
         March 31, 1997 and December 31, 1996

         Condensed Consolidated Statements of Cash Flows  . . . . . . .    6
         for the three months ended March 31, 1997 and 1996

         Condensed Consolidated Statements of Stockholders' . . . . . .    7
         Equity for the three months ended March 31, 1997 and 1996

         Notes to the Condensed Consolidated Financial  . . . . . . . .   8-9
         Statements

Item 2.  Management's Discussion and Analysis of  . . . . . . . . . . . 10-12
         Financial Condition and Results of Operations


                           PART II.  Other Information


Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .   13

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   13


Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14


                                                        Three Months Ended
                                                            March 31,
                                                        -----------------
                                                       1997           1996
                                                       ----           ----

Revenues:
    Gas and oil sales                                 $ 5,898      $ 6,187
    Third-party services                                  221          179
    Other revenue                                         203          258
                                                       ------      -------

        Total revenues                                  6,322        6,624
                                                       ------      -------

Expenses:
    Production expense                                  1,185        1,338
    Production taxes                                      399          360
    Exploration                                           133           92
    Third-party services                                  118          107
    General and administrative                          1,082          874
    Option plan compensation                              757          633
    Depreciation, depletion and amortization            1,075        1,078
    Interest                                              446          341
                                                      -------     --------

        Total expenses                                  5,195        4,823
                                                      -------     --------

        Income from operations                          1,127        1,801

Other nonoperating income, net                             60           83
                                                     --------      -------

        Income before income taxes                      1,187        1,884

Income tax provision                                      274          586
                                                     --------      -------

        Net income                                     $  913       $1,298
                                                     ========      =======

        Net income per share                            $0.18        $0.27
                                                     ========     ========
Weighted average number of common and
    common equivalent shares outstanding            4,966,109    4,865,865
                                                    =========    =========


                                              March 31,      December 31,
                                                1997            1996
                                                ----            ----
                                             (Unaudited)
ASSETS

Current assets:

    Cash and cash equivalents                $ 2,483           $ 1,744

    Accounts receivable                        4,759             6,253

    Due from partnerships and programs            95                90

    Inventories and other current assets         212               375

    Deferred taxes                               368               207
                                              ------            ------
        Total current assets                   7,917             8,669
                                              ------            ------

Property and equipment:

    Gas and oil producing properties
        (Successful Efforts Method)           88,374            87,991

    Other property and equipment               9,102             8,621
                                              ------           -------
                                              97,476            96,612

    Less accumulated depreciation,
        depletion and amortization            36,617            35,581
                                             -------           -------
                                              60,859            61,031

Other assets                                     964               998
                                             -------           -------

    Total assets                             $69,740           $70,698
                                             =======           =======


                                   (Continued)

                                           March 31,        December 31,
                                             1997               1996
                                             ----              ----
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and
        capital lease obligations            $     18        $    34
    Accounts payable                              562            853
    Cash compensation under stock option plan     673            529
    Accrued expenses and other                    939          1,002
    Accrued production and property taxes         591            636
    Due working interest and royalty owners     1,882          1,746
    Income tax payable                            121             --
                                              -------        -------
        Total current liabilities               4,786          4,800
                                              -------        -------

Long-term debt and
    capital lease obligations                  18,052         20,752
Due working interest and royalty owners           322            322
Deferred taxes                                 10,561         10,330
Other long-term liabilities                       439            508
                                              -------        -------

        Total liabilities                      34,160         36,712
                                              -------        -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $1.00 per share;
        1,000,000 shares authorized; none issued
    Common stock, par value $.10 per share;
        15,000,000 shares authorized; 4,861,697
        and 4,846,697 shares issued and
        outstanding, respectively; including
         treasury stock                           482            481
    Additional paid-in capital                 32,348         32,074
    Common stock issuable under options         1,800          1,415
    Retained earnings                           1,635            722
                                             --------        -------

                                               36,265         34,692


    Less:  Treasury stock, at cost, 87,666
           and 94,589 shares of common
           stock, respectively                    685            706
                                              -------        -------


Total stockholders' equity                     35,580         33,986
                                              -------        -------

Total liabilities and stockholders' equity   $ 69,740       $ 70,698
                                              =======        =======


                                                        Three Months Ended
                                                            March 31,
                                                        -----------------
                                                       1997           1996
                                                       ----           ----
Cash flows from operating activities:
Net income                                          $   913        $ 1,298
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, depletion and amortization            1,075          1,078
  Deferred taxes                                         70            403
  Provision for common stock
    issuable under options                              385            449
  Gains on asset sales                                   --            (26)
  Issuance of stock for employee benefits and
    compensation expense                                 87            111
  Other factors, net                                      1              1
Increase (decrease) in cash from changes in:
  Accounts receivable                                 1,494         (2,352)
  Due from partnerships and programs                     (5)            15
  Due working interest and royalty owners               136         (1,398)
  Inventories and other current assets                  163             80
  Accounts payable & accrued expenses                  (399)          (411)
  Deferred revenue                                       --           (106)
  Accrued cash compensation under
    stock option plan                                   144            162
  Income tax payable                                    121             51
                                                   --------        -------
    Net cash provided by (used in)
    operating activities                              4,185           (645)
                                                   --------        -------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets                 --             36
  Capital expenditures                                 (864)        (2,566)
  Investment in limited partnership                      --            (21)
  Other assets                                           (5)            59
                                                   --------        -------
    Net cash used in investing activities              (869)        (2,492)
                                                   --------        -------
Cash flows from financing activities:
  Borrowings under line of credit                        --          3,200
  Payments on line of credit                         (2,700)            --
  Principal payments on long-term debt and
    capital lease obligations                           (17)           (16)
  Acquisition of treasury stock                         --             (15)
  Proceeds from exercise of stock options               209             19
  Other liabilities                                     (69)          (105)
                                                    -------        -------
    Net cash (used in) provided
    by financing activities                          (2,577)         3,083
                                                    -------        -------

Net increase (decrease) in cash and cash equivalents    739            (54)
Cash and cash equivalents - beginning of period       1,744          3,297
                                                    -------        -------

Cash and cash equivalents - end of period            $2,483        $ 3,243
                                                    =======        =======

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                          $   443        $   341
  Income tax                                             19             --


                                                     Common
                      Common      Addit-              Stock       Treasury
                      Stock        ional             Issuable      Stock
                  -------------   Paid-in   Retained  Under   --------------
                 Shares Dollars  Capital   Earnings Options  Shares  Dollars
                  ------ ------- --------   --------  ------  ------- -------

Balance
December 31, 1995  4,762,898 $476  $31,245   ($1,949)   $948  62,405    $224

Issuance of
  treasury stock         --   --        77       --       -- (12,929)    (34)

Acquisition of
  treasury stock         --   --       --        --       --   1,648      15

Exercise of stock
  options              6,000    1       18       --       --     --       --

Stock option
  compensation           --   --        15       --      434     --       --

Net income               --   --       --      1,298      --     --       --
                   --------- ----  -------    ------    ----  ------    ----

Balance
March 31, 1996     4,768,898 $477  $31,355     ($651) $1,382  51,124    $205
                   ========= ====  =======     ====== ======  ======    ====




Balance
December 31, 1996  4,846,697 $481  $32,074      $722  $1,415  94,589    $706

Issuance of
  treasury stock          --   --       66        --      --  (6,923)    (21)

Acquisition of
  treasury stock          --   --       --        --      --      --      --

Exercise of stock
  options             15,000    1      208        --    (125)     --      --

Stock option
  compensation            --   --       --        --     510      --      --

Net income                --   --       --       913      --      --      --
                   --------- ----  -------    ------    ----  ------    ----

Balance
March 31, 1997     4,861,697 $482  $32,348    $1,635  $1,800  87,666    $685
                   ========= ====  =======    ======  ======  ======    ====


1.  Accounting Policies

    Reference is hereby made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K"), which includes additional information about the Company, its operations and its consolidated financial statements, and contains a summary of major accounting policies followed by the Company in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly financial statements included herein. The year-end consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    The management of the Company believes that all adjustments necessary to make a fair statement of the results in these interim periods have been made. All adjustments reflected in the financial statements are of a normal recurring nature except as described in the Notes to Condensed Consolidated Financial Statements. Net results for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


2.  Cash and Cash Equivalents

    Cash and cash equivalents totalled $2,483,000 at March 31, 1997. Of this amount, approximately $1,481,000 was available for general corporate purposes and the balance was held for third parties, including $570,000 in gas and oil sales proceeds held for eventual distribution to outside working interest and royalty owners, $293,000 representing the outside interests' estimated share of Columbia settlement proceeds and $139,000 withheld from outside working interest owners' distributions to be utilized for future ad valorem tax payments (Note
3). The Company's cash balance at March 31, 1997 includes $2,153,000 invested in commercial paper and U.S. Government and Agency Securities with an annualized
5.1 percent return.

3.  Plugging and Ad Valorem Tax Funds

    The Company retains a portion of outside investors' monthly gas and oil production proceeds to be utilized for anticipated future well plugging and abandonment costs and ad valorem tax payments. The funds, totalling $461,000 at March 31, 1997, are invested in securities issued or guaranteed by the United States Treasury at BANK ONE, Texas, N.A. ("BANK ONE") in accounts segregated from those of the Company, of which $322,000 is included in other assets. Interest earned on the funds accrues to the benefit of the working interest owners. Amounts corresponding to these assets are recorded in liabilities.

4.  Income Taxes

    Income taxes are provided for financial reporting purposes based on management's best estimate of the effective tax rate expected to be applicable for the full calendar year. The effective tax rate for first quarter 1997 is lower than for first quarter 1996 due to the increased effect of percentage depletion deductions.

5.  Common Stock Held In Treasury

    The Company contributed 6,667 shares, 256 shares and 8,750 shares of its common stock held in treasury to the Company's 401(k) Plan on January 13, 1997, March 26, 1997 and January 16, 1996, respectively.


6.  Earnings Per Share

    Primary earnings per share is based on the weighted average number of common
and common equivalent shares outstanding.   Primary and fully diluted earnings
per share are the same.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company plans to adopt the new standard at year-end 1997 and the impact of this standard is not expected to have a material impact on the Company's consolidated earnings per share calculations.

7.  Reclassifications

    Certain amounts have been reclassified in the first quarter 1996 consolidated financial statements to conform with the first quarter 1997 presentation. These amounts have been reclassified to reflect the change in the Company's focus from a drilling fund operator to a company which drills and operates wells primarily for its own account.


    Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three-month periods ended March 31, 1997 and 1996, respectively, are presented below.

                             Results of Operations

    The Company recorded net income of $913,000 for the three months ended March 31, 1997, compared to net income of $1,298,000 for the same period in 1996. Income from operations for the first quarter of 1997 totalled $1,127,000 compared to income from operations of $1,801,000 for the first quarter of 1996.

    Total revenues of $6,322,000 in the first three months of 1997 were $302,000 or 5 percent lower than total revenues of $6,624,000 in the first three months of 1996.

    Gas and oil sales totalled $5,898,000 in the first quarter of 1997 and represented a $289,000 decrease from the same period last year. The decrease was a result of lower gas prices of $432,000 and lower oil sales volumes of $84,000, partially offset by higher gas sales volumes of $193,000 and higher oil prices of $34,000. Gas and oil sales volumes totalled 1,708,000 equivalent thousand cubic feet ("EMCF"), a 1 percent increase over the 1,685,700 EMCF sold during the three month period ending March 31,
    1996.   The Company received an average of $3.47 per MCF for gas and $19.13 per barrel ("BBL") for oil for the three month period ending March 31, 1997, compared to $3.74 per MCF and $17.31 per BBL in the same period last year.

    Third-party service revenue increased $42,000 due principally to increased salt water disposal volumes.

    Other operating revenue decreased $55,000 due primarily to decreased revenue from the Section 29 tax credit transaction.

    Total expenses in the first quarter of 1997 were $5,195,000, an increase of $372,000 or 8 percent compared to expenses in the first three months of 1996 of $4,823,000.

    Production expenses were lower by $153,000 or 11 percent due primarily to reduced well operating expenses.

    Production taxes of $399,000 in the first quarter of 1997 were higher by $39,000 from $360,000 for the same quarter of 1996 due to adjustments in the methodology the Company uses to accrue severance taxes.

    Alamco reported exploration expense of $133,000 in the first quarter of 1997 relative to a comparable $92,000 in the first quarter of 1996. Exploration expense for both quarters consist of certain departmental expenses incurred for the evaluation of potential exploration prospects.

    Third-party service expense increased $11,000 due principally to increased salt water disposal volumes.

    General and administrative expenses for the first quarter of 1997 were higher by $208,000 or 24 percent as compared to the same quarter last year mainly because of higher employee-related expenses and expenses associated with the evaluation of strategic alternatives for the Company, including the retention of Principal Financial Securities, Inc. to assist with that evaluation.

    Option plan compensation expense was $757,000 in the first quarter of 1997 and $633,000 in the first quarter of 1996. The increase of $124,000 was due primarily to higher appreciation of Alamco's stock price in the first quarter of 1997 versus the first quarter of 1996. Refer to Note 11 of the Notes to the Consolidated Financial Statements contained in the Company's 1996 Annual Report on Form 10-K for a discussion of stock option accounting adjustments.

    Depreciation, depletion and amortization expense was lower by $3,000 in the first quarter of 1997 due to lower depletion expenses related to increased gas and oil reserve levels over the first quarter of 1996.

    Interest expense for the first three months of 1997 was $446,000, an increase of $105,000 over the same period last year due primarily to higher debt balances.

    Non-operating income in the first quarter of 1997 totalled $60,000 as compared to $83,000 in the same period last year due to the absence of gains on asset sales.

    The Company recorded an income tax provision of $274,000 in the first quarter of 1997 as compared to an income tax provision of $586,000 for the first quarter of 1996 due to lower taxable income.


                         Liquidity and Capital Resources

    Working Capital. At March 31, 1997, the Company had working capital of $3,131,000, as compared to $3,869,000 at December 31, 1996. Because the Bank One credit facility agreement requires the payment of interest only until July 1, 1998, current liabilities on the Company's March 31, 1997 balance sheet do not include any principal payments for this credit facility.

    Cash and cash equivalents totalled $2,483,000 at March 31, 1997. Of this amount, approximately $1,491,000 was available for general corporate purposes and the balance was held for third parties. Operating activities provided a net $4,185,000. Investing activities used a net $869,000, including $864,000 in capital expenditures, and financing activities used a net $2,577,000.

    Revolving Credit Facility. The Company has in place a $30.0 million revolving credit facility with Bank One. Currently $12 million is available for borrowing by the Company. Interest accrues and is paid monthly. Effective February 1, 1997, the Company has the option of paying interest at either Bank One's prime rate or LIBOR-based rates.

    Capital Expenditures and Commitments. In the first quarter of 1997, Alamco's capital investments totalled $864,000, including $812,000 for the construction of the Company's 23-mile pipeline in Tennessee and drilling of new wells. These activities were funded from internal sources and the Bank One revolving credit facility. In the future, the Company intends to continue to use internally generated cash flows and amounts available under the credit facility to fund the exploration and development of its gas and oil reserves and property acquisitions.

    Alamco's 1997 capital investment program will depend upon, among other things, the market and prices received for natural gas and the success of its exploration and development prospects. The Company currently plans to spend approximately $6.0 million in 1997 to drill approximately 30 wells, recomplete an additional five wells and begin a pilot secondary recovery program for oil in the Company's Days Chapel Field in Tennessee. Approximately 16 development wells and one exploratory well will be drilled in Tennessee. Up to seven development wells and two exploratory wells will be drilled in Kentucky. The Company also plans to drill four development wells at its South Burns Chapel Field in West Virginia. The Company plans to continue with its aggressive acreage acquisition strategy and will position itself to increase both exploratory and development drilling. Alamco remains committed to the acquisition of producing properties at favorable prices.

    Other. Some of the statements contained in this Form 10-Q may be "forward-looking" statements. Reference is hereby made to the Company's 1996 Annual Report on Form 10-K for a discussion of factors that may affect forward-looking statements.

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

Item 5.  Other Information.

      Effective April 24, 1997, the Board of Directors determined that from and after that date, the Company would not grant any incentive or nonqualified stock options containing a tax reimbursement feature to any officer, director or key employee of the Company pursuant to any stock option plan including the 1992 Employees Stock Option Plan, the 1982 Employees Stock Option Plan, the 1996 Stock Option Plan for Non-Employee Directors, the 1982 Outside Directors Stock Option Plan or any stock option granted outside of any stockholder approved plans (or any amendments thereto), such that under any such future option agreement the option holder would be entitled to additional compensation in the form of tax reimbursement or other similar payments arising in connection with the granting or exercise of such option or the disposition of the option shares.


Item 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibits.

          Exhibit No.         Description                 Filing
          ----------          -----------                 ------

          10.1          First Amendment to Gas          Filed herewith
                        Purchase Agreement between
                        Citizens Gas Utility District
                        and Alamco, Inc.
                        effective November 1, 1997.

            27          Financial Data Schedule         Filed herewith


(b) No current reports on Form 8-K were filed during the quarter ended March 31, 1997.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.




          May 13, 1997                  /s/ John L. Schwager
                                        -----------------------------------
                                        John L. Schwager, President,
                                        Chief Executive Officer, and
                                        Principal Financial Officer