Form 10-Q
period 1997-06-30
ALAMCO INC
filed 1997-08-08
CIK 355115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended June 30, 1997

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


                                Yes   X      No
                                    ------      ------


      The number of shares outstanding of each of the registrant's classes of common stock as of August 1, 1997, is set forth below:

            Class of Stock                    Number of Shares Outstanding

     Common Stock, $.10 par value                       4,779,031


                         PART I.  Financial Information                  Pages


Item 1.  Financial Statements

         Condensed Consolidated Statement of Income . . . . . . . . . .    3
         for the three and six months ended June 30, 1997 and 1996

         Condensed Consolidated Balance Sheet as of . . . . . . . . .   4 - 5
         June 30, 1997 and December 31, 1996

         Condensed Consolidated Statement of Cash Flows . . . . . . . .    6
         for the six months ended June 30, 1997 and 1996

         Condensed Consolidated Statement of Stockholders'  . . . . . .    7
         Equity for the six months ended June 30, 1997 and 1996

         Notes to the Condensed Consolidated Financial  . . . . . . .    8 - 9
         Statements

Item 2.  Management's Discussion and Analysis of  . . . . . . . . . .   10 - 13
         Financial Condition and Results of Operations


                           PART II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   14


Signature Page . . . . . . . . . . . . . . . .  . . . . . . . . . . . .   15



                              Three Months Ended          Six Months Ended
                                   June 30,                   June 30,
                              -------------------         ----------------
                               1997         1996          1997        1996
                               ----         ----          ----        ----
Revenues:
    Gas and oil sales       $ 4,278      $ 4,655        $10,176    $10,842
    Third-party services        231          224            452        403
    Other revenue               269          258            472        516
                             ------       ------         ------     ------

        Total revenues        4,778        5,137         11,100     11,761
                             ------       ------         ------     ------

Expenses:
    Production expense        1,130        1,225          2,315      2,563
    Production taxes            328          380            727        740
    Exploration                 112          125            245        217
    Third-party services        135          109            253        216
    General and admin.        1,289        1,022          2,371      1,896
    Option Plan Comp.           855          977          1,612      1,610
    Depreciation, depletion
      and amortization        1,140        1,139          2,215      2,217
    Interest                    360          234            806        575
                             ------       ------         ------     ------

        Total expenses        5,349        5,211         10,544     10,034
                             ------       ------         ------     ------

        Income (loss)
           from operations     (571)         (74)           556      1,727

Other nonoperating income,
    net                          38           68             98        151
                             ------       ------         ------     ------

    Income (loss) before
        income taxes           (533)          (6)           654      1,878

Income tax provision
    (benefit)                  (155)          10            119        596
                             ------       ------         ------    -------


    Net income (loss)         ($378)        ($16)          $535     $1,282
                           =========      ======      =========     ======

Net income (loss) per share  ($0.08)       $0.00          $0.11      $0.26
                              =====       ======          =====     ======

Weighted average number
    of shares outstanding 4,985,081    4,934,523      4,979,236  4,930,973
                          =========    =========      =========  =========




                                               June 30,      December 31,
                                                1997            1996
                                                ----            ----
                                             (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents                 $3,145            $1,744

    Accounts receivable                        4,003             6,253

    Due from partnerships and programs            88                90

    Inventories and other current assets         230               375

    Deferred taxes                               461               207
                                              ------            ------
        Total current assets                   7,927             8,669
                                              ------            ------


Property and equipment:

    Gas and oil producing properties
        (Successful Efforts Method)           89,315            87,991

    Other property and equipment               9,197             8,621
                                              ------           -------
                                              98,512            96,612

    Less accumulated depreciation,
        depletion and amortization            37,691            35,581
                                             -------           -------
                                              60,821            61,031

Other assets                                     942               998
                                             -------           -------

    Total assets                             $69,690           $70,698

                                             =======           =======



                                   (Continued)

                                            June 30,        December 31,
                                             1997              1996
                                             ----              ----
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and
        capital lease obligations             $   19         $    34
    Accounts payable                             856             853
    Cash compensation under stock option plan    892             529
    Accrued expenses and other                   569           1,002
    Accrued production and property taxes        550             636
    Due working interest and royalty owners    1,397           1,746
    Income tax payable                            65              --
                                             -------         -------
        Total current liabilities              4,348           4,800
                                             -------         -------

Long-term debt and capital lease obligations,
    less current portion                      18,052          20,752
Due working interest and royalty owners          337             322
Deferred taxes                                10,555          10,330
Other long-term liabilities                      539             508
                                             -------         -------

        Total liabilities                     33,831          36,712
                                             -------         -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $1.00 per share;
        1,000,000 shares authorized; none issued
    Common stock, par value $.10 per share;
        15,000,000 shares authorized,
        4,866,697 and 4,846,697 shares
        issued and outstanding, respectively,
        including treasury stock                 483             481
    Common stock issuable
        under options (Note 7)                32,419          32,074
    Additional paid-in capital                 2,385           1,415
    Retained earnings                          1,257             722
                                            --------         -------

                                              36,544          34,692

    Less:  Treasury stock, 87,666 and
           94,589 shares of common stock,
           respectively                          685             706
                                             -------         -------

Total stockholders' equity                    35,859          33,986
                                             -------         -------

Total liabilities and stockholders' equity   $69,690         $70,698
                                             =======         =======

                                                         Six Months Ended
                                                             June 30,
                                                        -----------------
                                                       1997           1996
                                                       ----           ----

Net income (loss)                                    $  535        $ 1,282
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization          2,215          2,217
    Deferred taxes                                      (29)           369
    Gain on asset sales                                  (4)         1,141
    Provisions for common stock issuable under
      options                                           970            111
    Issuance of stock for employee benefits and
      compensation expenses                              87            (54)
    Other factors, net                                    2              3
  Increases (decreases) in cash from changes in:
    Accounts receivable                               2,250         (1,762)
    Due from partnerships and programs                    2            (16)
    Due working interest and royalty owners            (349)        (1,923)
    Inventories and other current assets                145            180
    Accounts payable & accrued expenses                (193)           295
    Deferred revenue                                      0             98
    Accrued cash compensation under stock option plan    40            418
    Income tax payable                                   65             99
                                                   --------        -------
    Net cash provided by operating activities         5,736          2,458
                                                   --------        -------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets                 13             63
  Capital expenditures                               (1,936)        (5,257)
  Other assets                                          (22)           178
                                                   --------        -------
    Net cash used in investing activities            (1,945)        (5,016)
                                                   --------        -------
Cash flows from financing activities:
  Borrowings under line of credit agreement               0          3,200
  Payment on line of credit                          (2,700)        (1,000)
  Principal payment on long-term debt
    and capital lease obligations                       (17)           (18)
  Acquisition of treasury stock                           0            (30)
  Proceeds from exercise of stock options               281             50
  Other liabilities                                      46             33
                                                    -------        -------
    Net cash (used in) provided by
    financing activities                             (2,390)         2,235
                                                    -------        -------

Net increase (decrease) in cash and cash equiv.       1,401           (323)
Cash and cash equivalents - beginning of period       1,744          3,297
                                                    -------        -------

Cash and cash equivalents - end of period           $ 3,145        $ 2,974
                                                    =======        =======

Supplemental disclosure of cash flow information:

Cash paid during the year for:
  Interest                                             $802           $694




                                                      Common
                       Common      Addit-              Stock     Treasury
                        Stock      ional  Retained   Issuable     Stock
                    ------------   Paid-in   Earn-     Under   -------------
                   Shares Dollars  Capital   ings     Options  Shares    Dollars
                  ------ ------- -------- --------    ------  -------   -------


Balance
Dec. 31, 1995   4,762,898   $476  $31,245  ($1,949)    $948    62,405    $224

Issuance of treasury
  stock               --     --        77       --      --    (12,929)    (34)

Acquisition of
  treasury stock      --     --       --        --      --      3,044      30

Exercise of stock
  options          12,892      2       48       --      --         --      --

Stock option
  compensation        --     --        21       --    1,120        --      --

Net income            --     --       --     1,282      --         --      --
                ---------   ----  -------   ------   ------    ------    ----
Balance
June 30, 1996   4,775,790   $478  $31,391    ($667)  $2,068    52,520    $220
                =========  =====  =======   ======   ======    ======    ====





Balance
Dec. 31, 1996   4,846,697   $481  $32,074     $722  $1,415     94,589    $706

Issuance of treasury
  stock               --     --        66       --      --     (6,923)    (21)

Acquisition of
  treasury stock      --     --       --        --      --         --      --

Exercise of stock
  options          20,000      2      279       --    (157)        --      --

Stock option
  compensation        --     --       --        --   1,127         --      --

Net income            --     --       --       535      --         --      --
                ---------  -----  -------  --------    ----  --------    ----
Balance
June 30, 1997   4,866,697   $483  $32,419    $1,257  $2,385    87,666    $685
                =========  =====  =======  ========   =====    ======    ====


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

     The management of the Company believes that all adjustments necessary to make a fair statement of the results in these interim periods have been made. All adjustments reflected in the financial statements are of a normal recurring nature except as described in the Notes to Condensed Consolidated Financial Statements. Net results for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


2.   Cash and Cash Equivalents

     Cash and cash equivalents totalled $3,145,000 at June 30, 1997. Of this amount, approximately $2,672,000 was available for general corporate purposes and the balance was held for third parties, including $349,000 in gas and oil sales proceeds held for eventual distribution to outside working interest and royalty owners, and $124,000 withheld from outside working interest owners' distributions to be utilized for future ad valorem tax payments (Note 3). The Company's cash balance at June 30, 1997 includes $2,814,000 invested in commercial paper and U.S. Government and Agency Securities with an annualized
5.2 percent return.


3.   Plugging and Ad Valorem Tax Funds

     The Company retains a portion of outside investors' monthly gas and oil production proceeds to be utilized for anticipated future well plugging and abandonment costs and ad valorem tax payments. The funds, totalling $461,000 at June 30, 1997, are invested in securities issued or guaranteed by the United States Treasury at Bank One, Texas, N.A. ("Bank One") in accounts segregated from those of the Company, of which $337,000 is included in other assets. Interest earned on the funds accrues to the benefit of the working interest owners. Amounts corresponding to these assets are recorded in liabilities.


4.   Income Taxes

     Income taxes are provided for financial reporting purposes based on management's best estimate of the effective tax rate expected to be applicable for the full calendar year. The effective tax rate for the first half of 1997 is lower than first half of 1996, due to the increased effect of percentage depletion deductions.


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


7.   Reclassifications

     Certain amounts have been reclassified in the first half and second quarter of 1996 consolidated financial statements to conform with the first half and second quarter of 1997 presentation. These amounts have been reclassified to reflect the change in the Company's focus from a drilling fund operator to a company which drills and operates wells primarily for its own account.


8.   Merger of the Company

     The Company announced on May 27, 1997, that the Company had entered into a definitive Agreement and Plan of Merger dated as of May 27, 1997 with Columbia Natural Resources, Inc. ("CNR"), a wholly owned subsidiary of The Columbia Gas System, Inc., pursuant to which the stockholders of the Company would receive in cash $15.75 per share of Common Stock on a fully diluted basis (approximately
5.2 million shares). The total purchase price, including the assumption of outstanding bank debt, was approximately $101 million. The merger was subject to obtaining the affirmative vote of the holders of a majority of the outstanding shares of the Company's Common Stock and other customary closing conditions. The favorable vote of approximately 72% of the Company's stockholders was obtained at a special meeting of the stockholders of the Company held on August 7, 1997, and the merger became effective August 7, 1997.


     Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three and six-month periods ended June 30, 1997 and 1996, respectively, are presented below.

                             Results of Operations

     The Company recorded net income of $535,000 for the six months ended
June 30, 1997, compared to a net income of $1,282,000 for the same period in 1996. Income from operations for the first six months of 1997 totalled $556,000 compared to income from operations of $1,727,000 for the first six months of 1996.

     Total revenues of $11,100,000 in the first six months of 1997 were $661,000 or 6 percent lower than total revenues of $11,761,000 in the first six months of 1996.

     Gas and oil sales totalled $10,176,000 in the first six months of 1997 and represented a $666,000 decrease over the same period last year. Revenues decreased by $783,000 due to by lower gas and oil prices as compared to the first six months of 1996. Higher gas sales volumes of $285,000 partially offset the decrease. Gas and oil sales volumes totalled 3,393,673 equivalent thousand cubic feet ("EMCF"), a 1 percent increase over the
     3,360,802 EMCF sold during the six month period ended June 30, 1996.   The
     Company received on average $3.00 per MCF and $17.98 per barrel ("BBL") for the six month period ended June 30, 1997, compared to $3.24 per MCF and $18.21 per BBL in the same period last year.

     Third-party service revenue increased $49,000 due principally to increased salt water disposal for outside parties.

     Other operating revenue decreased $44,000 due primarily to decreased marketing revenue as a result of lower gas and oil sales.

     Total expenses in the first six months of 1997 were $10,544,000, an increase of $510,000 or 5 percent from expenses in the first six months of 1996 of $10,034,000.

     Production expenses were lower by $248,000 or 10 percent due primarily to reduced well operating expenses.

     Production taxes of $727,000 in the first half of 1997 were lower by $13,000 from $740,000 for the same period of 1996.

     Alamco reported exploration expense of $245,000 in the first half of 1997 compared to $217,000 in the first half of 1996. Exploration expense for both years consist of certain departmental expenses incurred for the evaluation of potential exploration prospects.

     Third-party service expense increased $37,000 due primarily to increased salt water disposal volumes.

     General and administrative expenses for the first half of 1997 were higher by $475,000 or 25 percent as compared to the same period last year mainly because of higher employee-related expenses and expenses associated with the evaluation of strategic alternatives for the Company, including the retention of a financial advisor to assist with that evaluation.

     Option plan compensation expense was $1,612,000 in the first half of 1997 and $1,610,000 in the first half of 1996. Refer to Note 11 of the Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report on Form 10-K for a discussion of stock option accounting adjustments.

     Depreciation, depletion and amortization expense was lower by $2,000 in the first half of 1997 compared to the first half of 1996.

     Interest expense for the first six months of 1997 was $806,000, an increase of $231,000 over the same period last year due to the lack of interest capitalization resulting from decreased drilling in 1997.

     Non-operating income in the first six months of 1997 totalled $98,000 as compared to $151,000 in the same period last year.

     The Company recorded an income tax provision of $119,000 for the six month period ended June 30, 1997, as compared to an income tax provision of $596,000 last year.

     The Company reported a net loss of $378,000 for the three months ended June 30, 1997, compared to a net loss of $16,000 for the three months ended June 30, 1996. Loss from operations totalled $571,000 for the second quarter of 1997, compared to a loss from operations of $74,000 for the same period last year.

     Second quarter 1997 revenues of $4,778,000 were lower by $359,000 or 7 percent compared to total revenues of $5,137,000 for the same period last year.

     Gas and oil sales decreased by $377,000 to $4,278,000 over second quarter 1996 gas and oil sales of $4,655,000 due primarily to lower average gas and oil prices of $350,000 and $44,000, respectively. Higher gas volumes of $99,000 were largely offset by lower oil volumes of $82,000. Gas and oil sales volumes totalled 1,685,610 EMCF and 1,675,144 EMCF for the second quarters of 1997 and 1996, respectively. The Company received an average $2.52 per MCF and $16.83 per BBL for the second quarter of 1997 compared to $2.74 per MCF and $19.12 per BBL last year.

     Third-party service revenue of $231,000 for the three months ended June 30, 1997, was higher by $7,000.

     Other revenue increased $11,000 due principally to increased transportation revenue.

     Expenses for the three months ended June 30, 1997 totalled $5,349,000 and were $138,000 or 3 percent higher than the three months ended June 30, 1996, when expenses totalled $5,211,000.

     Production expenses of $1,130,000 for the quarter were $95,000 or 8 percent lower than the second quarter last year for the same reasons stated in the six months results.

     Production taxes of $328,000 in the second quarter of 1997 were lower by $52,000 from $380,000 in the second quarter of 1996.

     Alamco reported exploration expense of $112,000 in the second quarter of 1997 compared to $125,000 in the second quarter of 1996.

     General and administrative expenses were $1,289,000 or 26 percent higher than the same period last year for the same reasons as stated in the six months results.

     Option plan compensation expense of $855,000 was recorded in the second quarter of 1997 and $977,000 for the same period in 1996.

     Depreciation, depletion and amortization expense was $1,000 higher in the
     second quarter of 1997 than the second quarter of 1996.   Interest expense
     was higher by $126,000 due to lower interest capitalization.

     Non-operating income in the second quarter of 1997 totalled $38,000 or a decrease of $30,000 from the second quarter of 1996 due to higher gains on asset sales.

     The Company recorded an income tax benefit of $155,000 in the second quarter of 1997 as compared to an income tax provision of $10,000 for the second quarter of 1996.


                         Liquidity and Capital Resources

     Working Capital. At June 30, 1997, the Company had working capital of $3,579,000, as compared to $3,869,000 at December 31, 1996. Because the Bank One credit facility agreement requires the payment of interest only until July 1, 1998, current liabilities on the Company's June 30, 1997 balance sheet do not include any principal payments for this credit facility.

     Cash and cash equivalents totalled $3,145,000 at June 30, 1997. Of this amount, approximately $2,672,000 was available for general corporate purposes and the balance was held for third parties. Operating activities provided a net $5,736,000. Investing activities used a net $1,945,000 including $1,936,000 in capital expenditures. Financing activities used a net $2,390,000.

     Revolving Credit Facility. The Company has in place a $30.0 million revolving credit facility with Bank One, under which $24 million was outstanding at August 7, 1997. In connection with the merger of the Company described herein, Columbia Natural Resource, Inc. paid the outstanding borrowings under the facility. Interest accrues and is paid monthly. Effective February 1, 1997, the Company has the option of paying interest at either Bank One's prime rate or LIBOR-based rates.

     Capital Expenditures and Commitments. Alamco's 1997 capital investment program to date has depended upon, among other things, the market and prices received for natural gas and the success of its exploration and development prospects. In the first half of 1997, Alamco's capital expenditures totalled $1,936,000 including $1,842,000 for the construction of the Company's 23-mile pipeline in Tennessee and drilling of new wells. These activities were funded from internal sources and the Bank One revolving credit facility.

     The Company announced on May 27, 1997, that the Company had entered into a definitive Agreement and Plan of Merger dated as of May 27, 1997 with Columbia Natural Resources, Inc. ("CNR"), a wholly owned subsidiary of The Columbia Gas System, Inc., pursuant to which the stockholders of the Company would receive in cash $15.75 per share of Common Stock on a fully diluted basis (approximately
5.2 million shares). The total purchase price, including the assumption of outstanding bank debt, was approximately $101 million. The merger was subject to obtaining the affirmative vote of the holders of a majority of the outstanding shares of the Company's Common Stock and other customary closing conditions. The favorable vote of approximately 72% of the Company's stockholders was obtained at a special meeting of the stockholders of the Company held on August 7, 1997, and the merger became effective August 7, 1997.

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




Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

   Exhibit No.             Description                          Filing
   ----------              -----------                          ------

     27     Financial Data Schedule.                        Filed herewith

(b) A current report on Form 8-K under Item 5 was filed during the quarter ended June 30, 1997 to report an event dated May 27, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



          August 7, 1997                /s/ John L. Schwager
                                        -------------------------------
                                        John L. Schwager, President,
                                        Chief Executive Officer, and
                                        Principal Financial Officer